Form 10-K
period 2014-12-31
Strategic Storage Growth Trust, Inc.
filed 2015-03-27
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-193480

Strategic Storage Growth Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-2335760
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Corporate Drive, Suite 120, Ladera Ranch,

California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares in effect on March 24, 2015, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $8,303,659.

As of March 24, 2015, there were 830,366 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Strategic Storage Growth Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and our quarterly reports on Form 10-Q, copies of which may be obtained from our website at www.strategicreit.com.

PART I

ITEM 1.	BUSINESS

Overview

Strategic Storage Growth Trust, Inc. was formed on March 12, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. We focus on opportunistic self storage properties with the primary objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. We will seek to achieve our objectives by primarily investing in the following types of self storage properties:

•	self storage facilities to be developed, currently under development or in lease-up;

•	self storage facilities in need of expansion, redevelopment or repositioning; and

•	other opportunistic self storage investments.

Strategic Storage Growth Trust, Inc. is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Growth Trust, Inc. and each of our subsidiaries.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of SS Growth Property Management, LLC, a Delaware limited liability company (our “Property Manager”).

Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of December 31, 2014, our Sponsor owned 126 self storage facilities located in 17 states and the Greater Toronto Area representing approximately 10.5 million rentable square feet. As a result of the Self Administration and Investment Management Transaction, our Sponsor and its affiliates provide asset and property management services to our Company and an additional REIT, Strategic Storage Trust II, Inc. (“SST II”). Our Company is focused on development, redevelopment, lease-up and other opportunistic self storage investments. By contrast, SST II is focused on investing in stable, income-producing properties in primary and secondary markets.

We have no employees. Our Advisor, a Delaware limited liability company, was formed on March 12, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also our officers and officers of our Sponsor.

Our Second Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). As of December 31, 2014, we had sold approximately $7 million in shares pursuant to the Private Offering. On January 16, 2015, we terminated the Private Offering of which we raised a total of $7.8 million. On January 20, 2015, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”).

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2014, we owned approximately 97% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 3% of the common units are owned by our Advisor. As of December 31, 2014, our Operating Partnership had issued approximately 410,650 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $10.3 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager marketed our shares in our Private Offering and is responsible for marketing our shares offered pursuant to our Public Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014 our Sponsor indirectly owns such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in our Operating Partnership’s limited partnership agreement (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of December 31, 2014, we owned three self storage facilities located in two states (Florida and Nevada) comprising approximately 3,020 units and approximately 348,500 rentable square feet. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. SmartStop Self Storage, Inc., the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Our results of operations for the year ended December 31, 2014 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed spaces that can vary in size according to their specific needs. Customers typically have access to their storage units from 6:00AM – 10:00PM (365 days per year), and some of our facilities provide 24-hour access. Customers have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to 10 feet by 30 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2015 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70% residential, 17.5% commercial, 6.2% military and 6.3% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (November 2013):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2013 there were approximately 48,500 “primary” self storage facilities (where self storage is the primary source of revenue) in the U.S. representing approximately 2.3 billion square feet;

•	at year end 2013 there were approximately 59,500 self storage facilities worldwide including more than 3,000 self storage facilities in Canada; and

•	the self storage industry has been one of the fastest-growing sectors of the United States commercial real estate industry over the period of the last 38 years.

According to the 2015 Self Storage Almanac, the top 10 self storage companies own approximately 13.1% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 18.5%.

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance and truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, automated kiosk rentals, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” move into retirement age and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

We also believe that the self storage industry possesses attractive characteristics not found in other commercial real estate sectors, including the following:

•	no reliance on a “single large customer” whose vacating can have a devastating impact on rental revenue;

•	no leasing commissions and/or tenant improvements;

•	relatively low capital expenditures;

•	brand names can be developed at local, regional and even national levels;

•	opportunity for a great deal of geographic diversification, which could enhance the stability and predictability of cash flows; and

•	the lowest loan default rate of any commercial property type.

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking space to residential and commercial users on a month-to-month basis. Most of our facilities will be fenced with computerized gates and well lighted. Many of our properties will be single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we will offer climate controlled units that offer heating in the winter and cooling in the summer. We anticipate that many of our facilities will also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities generally will be constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. We expect that customers will typically have access to their storage units from 6:00 AM – 10:00 PM, and some of our facilities will provide 24-hour access. Individual storage units will be secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Below are some of the strategies and tactics our Sponsor and its affiliates expect to utilize to grow a diversified portfolio of self storage facilities that we believe will maximize potential for appreciation in the value of our properties and cash available for distributions over the long term.

•	Initial Growth and Branding Stage. Since our inception, we have been focused on building a diversified portfolio of self storage facilities. As of December 31, 2014, we had acquired three facilities in two states. We will brand our facilities under the “SmartStop® Self Storage” brand. Our Sponsor also utilizes a call center, which will provide our customers with access to information regarding our self storage facilities. Additionally, our Sponsor utilizes a customer-friendly and mobile phone-friendly self storage website, www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties. We believe that implementation of these and other branding and marketing initiatives will enhance brand awareness and drive revenue growth in the future.

•	Focus on Increasing Revenue and Creating Greater Efficiencies. Below are a few of the specific measures our Sponsor and its affiliates anticipate taking to maximize operating performance at our facilities:

•	Standardized Sales Processes. Our Property Manager will put forth a standardized sales approach so that the rental experience is consistent at each of our facilities. All employees will be trained in our sales approach and techniques that facilitate the generation of business.

•	Integrated Marketing Strategy. Our Sponsor and its affiliates will utilize an integrated marketing strategy for our online, phone and walk-in customers, which will include our Sponsor’s customer-friendly and mobile-friendly self storage website, allowing potential customers to locate available units at any of our properties. Also, we believe that our Sponsor’s web marketing tools, search engine marketing campaign to generate leads and improve brand recognition, search engine optimization process to obtain a dominant position in browser listings and social media campaigns provide us with a technological edge over competitors.

•	Facility Monitoring Activities. Our Property Manager will seek to increase revenue and net operating income at each of our facilities by (i) closely monitoring call volume, reservation activity and occupancy in relation to the marketing activities of our Sponsor and its affiliates, (ii) analyzing market supply and demand factors, as well as occupancy trends, in setting rental rates, promotional discounts and target marketing initiatives, (iii) continuous refinement of our Property Manager’s algorithms that manage our Property Manager’s asking rates, as well as rental rate increases to existing customers at our self storage facilities (“Revenue Optimization System”), and (iv) closely managing our controllable operating costs.

•	Revenue Optimization System. Our Property Manager will utilize a Revenue Optimization System which will allow us to analyze every unit at every property individually and manage our available unit inventory through a sophisticated system of algorithms which automatically triggers pricing adjustments. This system allows our Sponsor and its affiliates to instantly respond to market demand and maximize revenues.

•	Creating Operational Efficiencies. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager and its affiliates nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. Our Sponsor and its affiliates will also negotiate national contracts and rates with key vendors and service providers. To the extent we can acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

•	Focus on Ancillary Revenues. We will focus on certain ancillary revenue opportunities. Our Property Manager will emphasize selling our customers tenant insurance to protect their belongings against loss or damage. We will offer a wide assortment of packing and moving supplies that a customer would need to properly protect their items while in storage. Our Property Manager has implemented a standardized approach on how to sell these items to our customers as well. Furthermore, customers will have the capability to purchase boxes, locks and packing supplies on-line through our Sponsor’s website. Users of this service will pick up the supplies at their nearest SmartStop® facility, which increases revenue and increases the likelihood of such customers becoming self storage customers at one of our facilities.

Investment Objectives

Overview

We will invest a substantial amount of the net proceeds of the Offering in opportunistic self storage facilities and related self storage real estate investments. In the event we raise the maximum offering from our Primary Offering, we anticipate that approximately 88.5% of our gross offering proceeds will be used to primarily make investments in self storage facilities and related self storage real estate investments and pay real estate-related acquisition fees and acquisition expenses, while the remaining 11.5% will be used to pay sales commissions, dealer manager fees and other offering expenses. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in opportunistic self storage properties in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	achieve appreciation in the value of our properties and, hence, appreciation in stockholder value;

•	preserve and protect our stockholders’ invested capital; and

•	grow net cash flow from operations in order to provide sustainable cash distributions to our stockholders over the long-term.

We cannot assure our stockholders that we will attain these primary investment objectives.

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our Public Offering:

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company;

•	list our shares on a national securities exchange; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Public Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in our best interest and the best interests of our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

Our Self Storage Acquisition Strategy

Opportunistic Investment Strategy

We will use the net proceeds we raise in our Public Offering to primarily invest in opportunistic self storage properties with the primary objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. We will seek to achieve our objectives by primarily investing in the following types of self storage properties:

•	self storage facilities to be developed, currently under development or in lease-up;

•	self storage facilities in need of expansion, redevelopment or repositioning; and

•	other opportunistic self storage investments.

We may also invest in self storage facilities internationally, as well as mortgage loans and other real estate-related investments. In executing our opportunistic investment strategy, we will seek to invest in assets that we believe may be developed, repositioned or redeveloped so that they will reach an optimum value within three to five years from the termination of our Offering. We may acquire properties with lower quality construction or management or low occupancy rates and reposition them by seeking to improve the property, management quality and occupancy rates and thereby increase lease revenues and overall property value. We may also acquire properties in markets that are depressed or overbuilt with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties. We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties. Many of the markets where we will acquire properties may have high growth potential in lease rates and sale prices.

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.3 billion rentable square feet at approximately 48,500 “primary” facilities (where self storage is the primary source of revenue). The self storage industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration and name recognition in our markets.

We intend to focus on pursuing investments in self storage facilities and related self storage real estate investments in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria described below under “— General Acquisition and Investment Policies.” We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. Future investments, however, will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s potential for achieving appreciation in value.

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

Our Advisor will have substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for self storage facilities in the area;

•	a property’s geographic location and type;

•	a property’s physical location in relation to population density, traffic counts and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	rental rates and occupancy levels for the property and competing properties in the area;

•	potential for rent increases;

•	demographics of the area;

•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;

•	potential capital improvements and reserves required to maintain the property;

•	potential for expanding the physical layout of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and impediments, if any, to obtaining satisfactory title insurance; and

•	evaluation of any reasonably ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net Offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in our Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Our Borrowing Strategy and Policies

Although we intend to use moderate leverage (between 55% and 65% based on loan to purchase price) to make our investments during our Offering, at certain times during our Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Offering.

We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or a separate loan for certain acquisitions. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined, (approximately 75% of the cost basis of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

We may borrow funds from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also enter into the following types of leases relating to real property:

•	a ground lease in which we enter into a long-term lease (generally greater than 30 years) with the owner for use of the property during the term whereby the owner retains title to the land; or

•	a master lease in which we enter into a long-term lease (typically 10 years with multiple renewal options) with the owner in which we agree to pay rent to the owner and pay all costs of operating and maintaining the property (a net lease) and typically have an option to purchase the property in the future.

We will make acquisitions of our real estate investments directly or indirectly through our Operating Partnership, SS Growth Operating Partnership, L.P. We will acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

Conditions to Closing Acquisitions

Generally, we will not purchase any property unless and until we obtain at least a Phase I environmental assessment and environmental history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	appraisals, property surveys and site audits;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including our Sponsor and SST II. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

We may enter into joint ventures with our Sponsor, Advisor or any affiliate thereof for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us; and

•	the investment by us and the joint venture partner are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the joint venture entity or the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Government Regulations

Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to develop and acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make distributions to our stockholders could be adversely affected.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

Other Regulations

The properties we develop and acquire will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot make assurances that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

As of December 31, 2014, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our Advisor. Our Nominating and Corporate Governance Committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). Pursuant to the NASAA REIT Guidelines, we will not:

•	Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable.

•	Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.

•	Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•	Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.

•	Grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to itself, us, or SST II based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;

•	the strategic location of the investment in relationship to existing properties owned by each program;

•	the effect of the investment on the diversification of each program’s investments; and

•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us and another program, then:

•	our Sponsor will have priority for investment opportunities in the Top 25 metropolitan statistical areas (MSAs) and Canada and portfolios in excess of $100 million;

•	SST II will have priority for stabilized self storage facilities (i.e., properties with occupancy rates greater than 75%) (i) located in non-Top 25 MSAs or (ii) having a purchase price of $50 million or less, until such time as SST II reaches $500 million in aggregate assets (based on contract purchase price) and foreign investments other than Canada; and

•	we will have priority for lease-up, development, repositioning and other opportunistic properties (other than properties located in Canada).

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for us and one or more other programs, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is being fairly applied to us, our Advisor, subject to approval by our board of directors, shall examine, among others, the following factors:

•	the investment objectives and criteria of each program;

•	anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	effect of the acquisition on diversification of each program’s investments;

•	policy of each program relating to leverage of properties;

•	income tax effects of the purchase to each program;

•	size of the investment; and

•	amount of funds available to each program and the length of time such funds have been available for investment.

If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment. Our directors, including our independent directors, have a duty to ensure that the method used by our Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgage Loans

As of December 31, 2014, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Investment Company Act of 1940 and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, or the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Employees

We have no employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Competition

The extent of competition in a market area depends significantly on local market conditions. The primary factors upon which competition in the self storage industry is based are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we will compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

Industry Segments

We have internally evaluated all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Geographic Information

As of December 31, 2014, we owned three self storage facilities located in two states (Florida and Nevada) comprising approximately 3,020 units and approximately 348,500 rentable square feet.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business.

Risks Related to an Investment in Strategic Storage Growth Trust, Inc.

We have little operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We were incorporated in March 2013 and commenced active business operations on May 23, 2014. As of December 31, 2014, we owned three properties located in two states.

Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “Strategic Storage Growth Trust, Inc.” name within the investment products market;

•	expand and maintain our network of participating broker-dealers;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

We have incurred losses to date and have an accumulated deficit.

We incurred net losses of approximately $1.8 million for the fiscal year ended December 31, 2014. Our accumulated deficit was approximately $1.8 million as of December 31, 2014.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for a stockholder to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Investors should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

Our stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares we repurchase under our share redemption program will depend on the length of time our stockholders have held such shares. The purchase price will be as follows: 90.0% of the redemption amount, as defined, after one year from the purchase date; 95.0% of the redemption amount after three years from the purchase date; and 100% of the redemption amount after four years from the purchase date. While we are offering shares, the redemption amount equals the amount the stockholder paid for the shares, until the offering price of such shares changes (as described in our share redemption program). Accordingly, our stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

Until we provide our first estimated valuation, we will generally use the gross offering price of a share of the common stock in our Primary Offering as the per share estimated value thereof. Because this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets, our stockholders will not be able to determine the net asset value of their shares on an ongoing basis during our Offering.

We expect to provide our first estimated valuation no later than the second quarterly public filing following our termination of our Offering; provided, however, that in no event will such first estimated valuation occur later than 18 months following the completion of our last public offering of common stock (excluding offerings under our distribution reinvestment plan). Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our Primary Offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds stockholders would receive upon our liquidation or upon the sale of our stockholders’ shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

Although no distributions have been paid as of December 31, 2014, distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to establish distributions or maintain distributions at any particular level, or that distributions will increase over time.

As of December 31, 2014, we have not paid any distributions to our stockholders.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. We can give no assurance that we will be able to commence distributions or that distributions will increase over time. Nor can we give any assurance that: (1) rents from the properties will increase, (2) the securities we buy will increase in value or provide constant or increased distributions over time, (3) the loans we make will be repaid or paid on time, (4) loans will generate the interest payments that we expect, or (5) future acquisitions of real properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	We will be purchasing lease-up, development and other opportunistic assets and we may not successfully lease up these properties.

•	We may incur significant delays in construction for development and repositioning of our properties.

•	Any failure by a borrower under any mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	There may be a delay between the sale of our common stock and our purchase of real properties. During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on stockholders’ investments.

•	Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year. This limits the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

•	In connection with future acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distribution to stockholders. If we issue additional shares, they could reduce the cash available for distribution to existing stockholders.

•	We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for capital needs and capital improvements. We cannot assure our stockholders that sufficient cash will be available to make distributions to them.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we may make some or all of our distributions from sources other than cash flow from operations, including the proceeds of our Offering, cash advanced to us by our Advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of our stockholders’ investment.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we may make some or all of our distributions, if any, from the proceeds of our Offering, cash advanced to us by our Advisor, cash resulting from a waiver or deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. There is no limit on the amount we can fund distributions from sources other than from cash flows from operations. Payment of distributions in excess of earnings may have a dilutive effect on the value of our stockholders’ shares. In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. Once our development projects are completed and begin to generate income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of our Offering, cash advanced to us by our Advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation, as well as, cause a reduction in a stockholder’s basis in our stock.

The value of a share of our common stock may be diluted if we pay a stock distribution.

Our board of directors may declare special stock distributions. Although there are a number of factors that would be considered in connection with such a declaration, we expect such stock distributions are most likely to be declared if our board of directors believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our offering at the current offering price would dilute the value of a share to our then existing stockholders.

While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we are uncertain as to whether we will change our $10.00 per share public offering price during our Primary Offering. Therefore, if our board declared a stock distribution for investors who purchase our shares early in our Primary Offering, as compared with later investors, those investors who received the stock distribution will receive more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

The Preferred Units rank senior to all classes or series of partnership interest in our operating partnership and therefore, any cash we have to pay distributions may be used to pay distributions to our Sponsor first, which could have a negative impact on our ability to pay distributions.

The Preferred Units rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of Preferred Units to distributions may be senior to distributions to our common stockholders. Furthermore, distributions on the Preferred Units are cumulative and are payable monthly. Our Sponsor has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our operating partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our stockholders.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and obtaining suitable financing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including our Sponsor and SST II. Delays we encounter in the selection, acquisition and development of opportunistic properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Wayne Johnson, Jim Berg, and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager to effectively manage our properties.

We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. In addition, we will rely on our Property Manager to effectively manage our properties. Thus, the success of our business will depend in large part on the ability of our Advisor and Property Manager to manage our operations. Any adversity experienced by our Advisor or our Property Manager or problems in our relationship with our Advisor or Property Manager could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

We do not own or control the intellectual property rights to the “SmartStop® Self Storage” brand and other trademarks and intellectual property that we expect to use in connection with our self storage facilities; therefore, we could potentially lose revenues and incur significant costs if we cease to operate under this brand.

Our Sponsor owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com, the trade name “Strategic Storage,” and other intellectual property that we expect to use in connection with our business and self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a sub-license agreement with our Sponsor. In the event that we ever cease to operate under the trade name and the “SmartStop® Self Storage” brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, which could result in lost revenues. In addition, we could incur significant costs to change the signage and otherwise change our name and brand.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We may loan a portion of the proceeds of the Offering to fund the development or purchase of income-producing self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investment.

We may loan a portion of the net offering proceeds from our Offering to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including our Sponsor and SST II, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor and SST II. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with our Sponsor and SST II, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including our Sponsor, a public non-traded REIT with assets of approximately $745 million as of

December 31, 2014, and SST II, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on January 10, 2014. As of December 31, 2014, SST II had sold approximately $17.5 million in shares of its common stock. We anticipate that our Sponsor will have the first right to purchase certain self storage properties, and our Sponsor may have access to significantly greater capital than us. Our Advisor and its affiliates are actively involved in six other real estate programs (three of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

We may face a conflict of interest if we purchase properties from, or sell properties to, affiliates of our Advisor.

We may purchase properties from, or sell properties to, one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition or disposition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, if we purchase properties from affiliates of our Advisor, the prices we pay to these affiliates for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. If we sell properties to affiliates of our Advisor, the offers we receive from these affiliates for our properties may be equal to, or less than, the prices we paid for the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from, or selling properties to, our Advisor and its affiliates, we may pay more, or may not be offered as much, for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, our Advisor may be reluctant to enforce the agreements against its affiliated entities.

Our Advisor will face conflicts of interest relating to the incentive fee structure under our Operating Partnership Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our Operating Partnership Agreement, our Advisor and its affiliates will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to distributions. In addition, our Advisor’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our Operating Partnership Agreement will require us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated advisor.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with other programs sponsored by our Sponsor or its affiliates for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture, and this could reduce the returns on investment.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (Baker Donelson) acts as legal counsel to us and also represents our Sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker Donelson may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We will not be afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). We intend that our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to invest a significant portion of the proceeds of our Offering in properties within applicable time periods, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, each stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.

Our stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, each stockholder will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if the stockholder does not vote with the majority on any such matter.

If one of our stockholders does not agree with the decisions of our board of directors, the stockholder only has limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

The board of directors must declare advisable any amendment to the charter or any merger, consolidation, transfer of assets, or share exchange, prior to such amendment or transaction, under the Maryland General Corporation Law. All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and our Advisory Agreement, in the case of our Advisor, requires us to indemnify our directors, officers, employees and agents, and our Advisor and its affiliates, for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Our board of directors may change any of our investment objectives, including our focus on self storage facilities.

Our board of directors may change any of our investment objectives, including our focus on self storage facilities. If our stockholders do not agree with a decision of our board to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to our stockholders.

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering, including those issued pursuant to our distribution reinvestment plan, or sell additional shares in the future (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt, other than our current credit facility with KeyBank National Association (“KeyBank”), or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our Advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our Advisor is a special limited partner in our operating partnership. As the special limited partner, our Advisor is entitled to receive, among other distributions, an incentive distribution of net proceeds from the sale of properties after we have received and paid to our stockholders a specified threshold return. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our Advisor, we may not be entitled to all of our operating partnership’s proceeds from a property sale and certain other events.

Risks Related to the Self Storage Industry

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties will consist primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand, and market rents, for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We will face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We will face intense competition in every market in which we purchase or develop self storage facilities. We will compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including our Sponsor, SST II, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we develop or acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to make distributions to our stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make.

The acquisition of new properties may give rise to difficulties in predicting revenue potential.

New acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired facility up to our standards, the performance of the facility may be below expectations. Properties we acquire may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties we acquire will increase or be maintained under our management.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally our unit leases will be on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and higher rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

We will depend on our on-site personnel to maximize customer satisfaction at each of our facilities, and any difficulties our Property Manager encounters in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers will be contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If our Property Manager is unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to our stockholders.

Legal claims related to moisture infiltration and mold could arise in one or more of our properties, which could adversely affect our revenues.

There has been an increasing number of claims and litigation against owners and managers of rental and self storage properties relating to moisture infiltration, which can result in mold or other property damage. We cannot guarantee that moisture infiltration will not occur at one or more of our properties. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we will implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We cannot assure our stockholders that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future. These legal claims could require significant expenditures for legal defense representation which could adversely affect our revenues.

Delays in development and lease-up of our properties would reduce our profitability.

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we intend to own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our Advisor will determine the amounts and types of insurance coverage that we will maintain including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor, based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. There is no guarantee that as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we will require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, which may adversely affect our results of operations and returns to our stockholders.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data; and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

                While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.

If we enter into non-compete agreements with the sellers of the self storage properties that we acquire, and the terms of those agreements expire, the sellers may compete with us within the general location of one of our self storage facilities, which could have an adverse effect on our operating results and returns to our stockholders.

We may enter into non-compete agreements with the sellers of the self storage properties that we acquire in order to prohibit the seller from owning, operating, or being employed by a competing self storage property for a predetermined time frame and within a geographic radius of a self storage facility we acquire. When these non-compete agreements expire, we may face the risk that the seller will develop, own, operate or become employed by a competing self storage facility within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

Our tenant insurance business is subject to significant governmental regulation, which may adversely affect our results.

Our tenant insurance business is subject to significant governmental regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.

General Risks Related to Investments in Real Estate

Our opportunistic property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.

Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. In addition, we will be acquiring self storage properties that require lease-up or repositioning in order to increase the value of such properties. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating opportunistic assets involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	changes in property tax assessments and insurance costs; and

•	increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

        We anticipate that the majority of the properties we acquire will have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining customers, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of customers. In addition, because properties’ market values depend principally upon the occupancy rates, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on our stockholders’ investment.

We may invest some or all of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.

We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in our stockholders’ best interests.

Rising expenses could reduce cash available for future acquisitions.

Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

Adverse economic conditions will negatively affect our returns and profitability.

The following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in customer defaults under leases or bankruptcy;

•	re-leasing may require reduced rental rates under the new leases; and

•	increased insurance premiums, resulting in part from the increased risk of terrorism and natural disasters, may reduce funds available for distribution.

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio of facilities consists of self storage facilities, we are subject to risks inherent in investments in a single industry, and our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. A continuation of, or slow recovery from, ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

Since we cannot predict when real estate markets may recover, the value of the properties we acquire may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, fires, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ activities, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of their investment.

We cannot assure our stockholders that the independent third-party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to them.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties will be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Additionally, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Property taxes may increase, which will adversely affect our net operating income and cash available for distributions.

Each of the properties we acquire will be subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

We will be subject to additional risks if we make international investments.

We may acquire properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•	existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	the limited experience and expertise in foreign countries of our Advisor’s and its affiliates’ employees relative to their experience and expertise in the United States.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our ability to qualify as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our ability to qualify as a REIT.

We will be subject to risks associated with the co-tenants in our co-ownership arrangements that otherwise may not be present in other real estate investments.

We may enter into tenant-in-common (“TIC”), Delaware Statutory Trust (“DST”), or other co-ownership arrangements with respect to a portion of the properties we acquire. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-owner owning interests in the property;

•	the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective customers and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•	the risk that a co-owner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities laws and otherwise adversely affect the property and the co-ownership arrangement; or

•	the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.

In the event that our interests become adverse to those of the other co-owners, we will not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.

We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

We have incurred and may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We have incurred mortgage indebtedness under the KeyBank Facility and may place permanent financing on our properties or obtain additional credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in our Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we breach covenants under the KeyBank Facility with KeyBank, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

On July 31, 2014, we entered into the KeyBank Facility with KeyBank with a total commitment of $20 million, initially. We may, subject to the discretion of KeyBank and any other lender who may ultimately participate in the secured credit facility, request commitments of an additional $130 million. This KeyBank Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on our current properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this KeyBank Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

We intend to incur indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

To the extent we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We currently have outstanding debt payments and Preferred Unit distribution payments which are indexed to variable interest rates. We may also incur additional debt or preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs and Preferred Unit distribution payments, which would likely reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets recently experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions as we will incur additional tax liabilities.

We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investor’s capital for federal income tax purposes.

If any of our partnerships fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our Operating Partnership, as partnerships for federal income tax purposes. However, if the Internal Revenue Service (IRS) were to successfully challenge the status of any of our partnerships as a partnership, it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of our Operating Partnership, or at the level of any other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat SS Growth TRS, Inc., as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary or capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory action could adversely affect investors.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending the existing 15% qualified dividend rate for 2013 and subsequent taxable years for those individuals with incomes below certain thresholds. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans should consider ERISA risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exception from such prohibited transaction rules is applicable. In addition, the Department of Labor (“DOL”) plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, we owned three self storage facilities located in two states (Florida and Nevada) comprising approximately 3,020 units and approximately 348,500 rentable square feet. All of such properties were acquired during 2014.

Ft. Pierce, Florida

On July 31, 2014 we acquired a self storage facility located in Ft. Pierce, Florida (the “Ft. Pierce Property”). The Ft. Pierce Property is a class A self storage facility with amenities including ground level drive-up, climate control, video, and a full service office. The Ft. Pierce Property consists of approximately 88,400 net rentable square feet of storage space and approximately 770 rental units. Located at 3252 North US Highway 1 in St. Lucie County, the facility lies directly on US Hwy 1 with approximately 280 feet of frontage, near the cross street of St. Lucie Boulevard. The site is approximately 1.5 miles east of St. Lucie International Airport, three miles north of downtown Ft. Pierce, 15 miles north of Port St. Lucie and approximately 18 miles north of the SmartStop® Stuart, Florida facility owned by our Sponsor. The purchase price for the Ft. Pierce Property was $3.85 million, plus closing costs and acquisition fees.

As of December 31, 2014, the Ft. Pierce Property was approximately 61.8% physically occupied. We believe the Ft. Pierce Property is a lease-up opportunity for us. We believe we can increase occupancy through our Property Manager’s proprietary revenue and expense management systems.

We financed the acquisition of the Ft. Pierce Property by using a combination of the proceeds of the first tranche of the issuance of Preferred Units, the KeyBank Facility and utilizing funds from proceeds of our Private Offering.

Las Vegas I Property in Las Vegas, Nevada

On July 31, 2014 we acquired a self storage facility located in Las Vegas, Nevada (the “Las Vegas I Property”). The Las Vegas I Property is a self storage facility consisting of eight single-story buildings and three two-story buildings. The site features ground level drive-up and climate control units, and consists of a total of approximately 171,100 net rentable square feet of storage space and 1,210 rental units. The Las Vegas I Property, located at 4866 East Russell Road, Las Vegas, Nevada, lies near the cross street of E. Russell Road and S. Nellis Boulevard and is adjacent to Interstate 515, approximately three miles east of the Las Vegas Airport and approximately two miles southeast of the SmartStop® S. Pecos Road facility owned by our Sponsor. The other seven SmartStop® facilities owned by our Sponsor located in Las Vegas fall within a 14 mile radius of the Las Vegas I location. The purchase price for the Las Vegas I Property was $9.45 million, plus closing costs and acquisition fees.

As of December 31, 2014 the Las Vegas I Property’s physical occupancy was approximately 76.4%. We believe the Las Vegas I Property is a lease-up opportunity for us. We believe we can increase occupancy through our Property Manager’s proprietary revenue and expense management systems.

We financed the acquisition of the Las Vegas I Property by using a combination of the proceeds of the first tranche of the issuance of Preferred Units, the KeyBank Facility and utilizing funds from proceeds of our Private Offering.

Las Vegas II Property in Las Vegas, Nevada

On September 29, 2014 we acquired another self storage facility located in Las Vegas, Nevada (the “Las Vegas II Property”). The Las Vegas II Property is located at 4349 South Jones Boulevard, Las Vegas, Nevada and consists of four single-story buildings and one two-story building. Combined, there is a total of approximately 89,000 net rentable square feet of storage space and 1,040 rental units. The purchase price for the Las Vegas II Property was $6.05 million, plus closing costs and acquisition fees

As of December 31, 2014 the Las Vegas II Property’s physical occupancy was approximately 62.9%. We believe the Las Vegas II Property is a lease-up opportunity for us. We believe we can increase occupancy through our Property Manager’s proprietary revenue and expense management systems.

We financed the acquisition of the Las Vegas II Property by using a combination of the proceeds from the issuance of Preferred Units, and the KeyBank Facility.

As of December 31, 2014, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Florida	1	770	88,400	25.4%	61.8%	21.4%
Nevada	2	2,250	260,100	74.6%	71.7%	78.6%

Total	3	3,020	348,500	100%	69.3%	100%

(1)	Includes all rentable units, consisting of storage units, parking (approximately 220 units) and an immaterial amount of commercial office units.
(2)	Includes all rentable square feet consisting of storage units, parking (approximately 72,000 square feet) and an immaterial number of commercial office units.
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2014.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of December 2014.

Subsequent Acquisitions

On August 14, 2014, we, through six wholly-owned subsidiaries of our Operating Partnership, executed six partial assignments of the purchase and sale agreement originally executed by a subsidiary of our Sponsor on July 7, 2014, with unaffiliated third parties (the “Six Property Purchase Agreement”), for the acquisition of six self storage facilities located in California, Illinois and Colorado (the “Six Property Portfolio”). The aggregate purchase price for the Six Property Portfolio is approximately $15.9 million, plus closing costs and acquisition fees.

        On January 29, 2015, we closed on one self storage facility located in Colorado representing the first phase (the “First Phase”) of the acquisition of the Six Property Portfolio for a purchase price of approximately $4.2 million, plus closing costs and acquisition fees. We funded the First Phase of the Six Property Portfolio with a combination of proceeds from an issuance of Preferred Units and a draw of approximately $2.6 million under the KeyBank Facility. On February 5, 2015, we closed on the remaining five self storage facilities located in California and Illinois representing the second phase (the “Second Phase”) of the acquisition of the Six Property Portfolio for a purchase price of approximately $11.7 million, plus closing costs and acquisition fees. We funded the Second Phase of the Six Property Portfolio with a combination of proceeds from an issuance of Preferred Units, a draw of approximately $5.7 million under the KeyBank Facility, and proceeds from our Private Offering. See Note 10 of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 24, 2015, we had approximately 830,000 shares of common stock outstanding, held by a total of approximately 120 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of approximately $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including account trustees and custodians) who identify themselves to us and request the reports. Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our Primary Offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds a stockholder would receive upon a liquidation or upon the sale of their shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Private Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our Private Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

With respect to any estimate of the value of our common stock, there can be no assurance that the estimated value, or method used to estimate value, would be sufficient to enable an ERISA fiduciary or an IRA custodian to comply with the ERISA or other regulatory requirements. The DOL or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our shares.

Distributions

We intend to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we have been organized and will operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common shareholders during the year ended December 31, 2014.

As of December 31, 2014, our Operating Partnership had issued approximately 410,650 or approximately $10.3 million of Preferred Units. The Preferred Units receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

During the year ended December 31, 2014, approximately $193,000 of Current Distributions were paid. As of December 31, 2014, Current Distributions and Deferred Distributions totaling approximately $230,000 were accrued.

We have not been able to and may not be able to pay Current and Deferred Distributions to Preferred Units from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2014, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	74,081
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	74,081

(1)	The total number of shares of our common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2014, we had 740,814 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On May 31, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. These shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Until January 16, 2015, we were engaged in a Private Offering of up to $109,500,000 in shares of common stock to accredited investors (as defined in Rule 501 under the Act). On May 23, 2014, we reached the minimum offering amount of $1.0 million in sales of shares in our Private Offering, at which time subscriptions held in escrow pending our satisfaction of the minimum offering amount were released and we commenced operations. As of December 31, 2014, we had raised gross offering proceeds of approximately $7.0 million in shares pursuant to the Private Offering, before commissions, fees and expenses. Select Capital Corporation was the dealer manager for the Private Offering. The Private Offering ceased upon commencement of our Public Offering.

Each of the purchasers of our common shares in the Private Offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our common shares were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities

On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. To date, we have not raised any proceeds in our Public Offering or used any such proceeds for acquisitions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on May 31, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder.

Redemption Program

Our share redemption program will enable our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the period from January 1, 2014 through December 31, 2014, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2014	For the Period March 12, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$665,135	$—
Operating Loss	(1,219,938)	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	(1,817,257)	—
Loss per common share-basic and diluted	(7.31)	—
Dividends declared per common share	—	—
Balance Sheet Data
Real estate facilities	$18,967,479	$—
Total assets	24,967,883	202,000
Total debt	9,545,386	—
Total liabilities	11,964,177	—
Equity	3,095,402	202,000
Other Data
Net cash used in operating activities	$(598,022)	$—
Net cash used in investing activities	(20,172,479)	—
Net cash provided by financing activities	25,068,799	202,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

As described in more detail in Item 1 of this report, we are a public, non-traded REIT that invests primarily in self storage facilities and related self storage real estate investments. We focus on opportunistic self storage properties with the primary objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. We will seek to achieve our objectives by primarily investing in the following types of self storage properties:

•	self storage facilities to be developed, currently under development or in lease-up;

•	self storage facilities in need of expansion, redevelopment or repositioning; and

•	other opportunistic self storage investments.

We were formed on March 12, 2013. We intend to make an election to be taxed as a REIT beginning with the taxable year ended December 31, 2014. We have no employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and indentifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement with our Advisor. Our Advisor was formed on March 12, 2013.

On June 17, 2013, we commenced a Private Offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan. On January 20, 2015, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan. We terminated the Private Offering on January 16, 2015. As of December 31, 2014, we sold approximately $7.0 million in shares pursuant to the Private Offering.

Strategic Storage Holdings, LLC, our Prior Sponsor, was the sponsor of our Private Offering through August 31, 2014. Effective August 31, 2014, our Sponsor, SmartStop Self Storage, Inc., formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements pursuant to Self Administration and Investment Management Transaction with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC, our Advisor, and owns 100% of SS Growth Property Management, LLC, our Property Manager. Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of December 31, 2014, our Sponsor owned 126 self storage facilities located in 17 states and the Greater Toronto Area representing approximately 10.5 million rentable square feet.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received from our Advisor to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2014, we owned approximately 97% of the common units of limited partnership interest of our Operating Partnership. The remaining approximate 3% of the common units are owned by our Advisor. As of December 31, 2014, our Operating Partnership had issued approximately 410,650 Series A Cumulative Redeemable Preferred Units to SSTI Preferred Investor, LLC, a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $10.3 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”), which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014 our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional common units in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to common units that will be equivalent to the distributions made to holders of our common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her common units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their common units, subject to certain restrictions outlined in the Operating Partnership Agreement. Our Advisor is prohibited from exchanging or otherwise transferring its common units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

We have no employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of our Advisory Agreement with our Advisor. Our Advisor was formed on March 12, 2013.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property managers.

As of December 31, 2014, we wholly-owned three self storage facilities located in two states (Florida and Nevada) comprising approximately 3,020 units and approximately 348,500 rentable square feet. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. Our Sponsor owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Our results of operations for the year ended December 31, 2014 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets will consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will continually evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our financial statements may vary based on the estimates and assumptions we use.

REIT Qualification

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ended December 31, 2014, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us. We believe that our approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2014, we owned three self storage properties (Nevada and Florida) comprising approximately 3,020 units and approximately 348,500 rentable square feet. We believe there is little basis for comparison between the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Year Ended December 31, 2014 and the Period from March 12, 2013(date of inception) through December 31, 2013

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.6 million and none, respectively. The increase in rental revenue is attributable to the acquisition of our three self storage properties during 2014. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $24,000 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of our three self storage properties during 2014. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $288,000 and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of our three self storage properties during 2014. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $104,000 and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of our three self storage properties during 2014. We expect property operating expenses – affiliates to increase in future periods as we have a full year of results from our 2014 acquisitions and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.5 million and none, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.4 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of our three self storage properties during 2014. We expect depreciation and amortization expense to increase in future periods as we have a full year of results from our 2014 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.5 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions of a total of six properties as well as the costs related to the acquisition of our three self storage properties during 2014. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.1 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions of a total of six properties as well as the costs related to the acquisition of our three self storage properties during 2014. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.2 million and none, respectively. The increase in interest expense is attributable to the debt obtained in conjunction with the acquisition of our three self storage properties during 2014. We expect interest expense to increase in future periods as we have a full year of interest from existing debt and commensurate with future increases to our debt level.

Deferred financing amortization expense

Deferred financing amortization expense for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $65,000 and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our three self storage properties during 2014. We expect deferred financing amortization expense to increase in future periods as we have a full year of expense and commensurate with our future financing activity.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 is as follows:

	Year ended December 31, 2014	For the period from March 12, 2013 (date of inception) through December 31, 2013	Change
Net cash flow provided by (used in):
Operating activities	$(598,022)	$—	$(598,022)
Investing activities	(20,172,479)	—	(20,172,479)
Financing activities	25,068,799	202,000	24,866,799

Cash flows used in operating activities for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $598,000 and none, respectively, an increase in cash used year to year of approximately $598,000. The increase in cash used in our operating activities is the result of incurring a net loss of approximately $1.4 million in 2014, adjusted for depreciation and amortization of approximately $0.5 million, and changes in balance sheet accounts, primarily accounts payable and accrued liabilities, and amounts due to affiliates, of approximately $0.3 million.

Cash flows used in investing activities for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $20.2 million and none, respectively, an increase in the use of cash of approximately $20.2 million. The increase in cash used in investing activities primarily relates to cash consideration paid of approximately $19.4 million for the purchase of our first three properties and additions to those properties of approximately $0.3 million. An additional $0.5 million was used as a deposit for the acquisition of properties subsequent to December 31, 2014.

Cash flows provided by financing activities for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $25.1 million and $0.2 million, respectively, a change of approximately $24.9 million. The change in cash provided by financing activities over the prior period was comprised of approximately $9.5 million from the proceeds of secured debt, approximately $6.9 million from the issuance of common stock, approximately $9.8 million from the issuance of preferred equity in our Operating Partnership, offset by a combined approximately $1.2 million from deferred financing costs, offering costs, and preferred equity distributions during 2014, compared to approximately $0.2 million raised in 2013 from the issuance of Operating Partnership units.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Through May 23, 2014, the date we satisfied the minimum offering requirements of our Private Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before we met the minimum offering requirements of our Private Offering. Going forward, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, including the KeyBank Facility, and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor.

Distribution Policy

As of December 31, 2014, we had not declared or paid any distributions.

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders if or when we will make cash distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, or to fund some or all of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our

Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Distributions will be paid to our stockholders as of the record date selected by our board of directors. When we commence distributions, we will declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Thereafter, we expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

Indebtedness

As of December 31, 2014, we had approximately $9.5 million of outstanding consolidated indebtedness. As of December 31, 2014, all of our total consolidated indebtedness was variable rate.

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a senior secured revolving term loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement (the “Credit Agreement”) for the purpose of funding real property acquisitions. The maximum amount we can borrow under the KeyBank Facility initially is $20,000,000. The KeyBank Facility must be fully funded through a maximum of six draws no later than March 31, 2015.

The initial amount funded at closing was approximately $6.3 million, approximately $1 million of which was used to partially fund the acquisition of the Ft. Pierce property and approximately $5.3 million for the Las Vegas I property. An additional amount was funded on September 29, 2014 of approximately $3.2 million which was used to partially fund the acquisition of the Las Vegas II property. A third draw in January 2015 of approximately $2.6 million was used to partially fund the acquisition of the First Phase of the Six Property Portfolio and a fourth draw in February 2015 of approximately $5.7 million was used to partially fund the acquisition of the Second Phase of the Six Property Portfolio. The Borrower elected to have the LIBOR apply to the third and fourth draws on the KeyBank Facility, which equated to an initial interest rate of approximately 3.42%. As of February 5, 2015, we have drawn down a total of $17.8 million under the KeyBank Facility. It is anticipated that future draws on the KeyBank Facility will be used to help fund our future acquisitions of self storage facilities and for other general corporate purposes.

The Borrower has the right to request the KeyBank Facility be increased up to $150,000,000 in minimum increments of $20,000,000 during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%.

The KeyBank Facility is full recourse, jointly and severally, to us and the Borrower and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the Credit Agreement). The KeyBank Facility may be prepaid or terminated at any time without penalty, provided, however, that KeyBank shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated July 31, 2014 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Facility.

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the KeyBank Facility, provided no default or event of default is then outstanding or would reasonably occur as a result of such release, including compliance with the Pool Debt-Service Coverage Ratio (as defined in the Credit Agreement).

The KeyBank Facility contains a number of other customary terms and covenants.

Additionally, on July 31, 2014, our Operating Partnership purchased an interest rate cap with a notional amount of $15 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2016.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Public Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt; we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest(1)	$843,335	$326,452	$516,883	$—	$—
Mortgage principal	9,545,386	—	9,545,386	—	—

Total contractual obligations	$10,388,721	$326,452	$10,062,269	$—	$—

(1)	The interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2014.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 10 of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of December 31, 2014, our debt consisted of approximately $9.5 million in variable rate debt. As of December 31, 2013, we did not have any debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $95,000 annually.

The Preferred Unit holder is entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Based on the approximately $10.3 million of Preferred Units outstanding as of December 31, 2014, if LIBOR changed by 100 basis points, the total distributions to the Preferred Units would change by approximately $100,000 annually.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2014:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	$9,545,386	—	—	—	$9,545,386
Average interest rate(1)	3.42%	3.42%	3.42%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on December 31, 2014.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument or foreign currency hedges to mitigate our risk to foreign currency exposure. We will not enter into derivative or interest rate transactions for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2015 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	48	Chairman of the Board of Directors, Chief Executive Officer and President	3/2013 - present
Paula Mathews	63	Secretary and Executive Vice President	3/2013 - present
Michael S. McClure	52	Executive Vice President, Chief Financial Officer and Treasurer	3/2013 - present
Wayne Johnson	57	Senior Vice President — Acquisitions	3/2013 - present
Ken Morrison	48	Senior Vice President — Property Management	1/2014 - present
James L. Berg	62	Assistant Secretary	1/2014 - present
Dean I Ader	62	Independent Director	6/2014 - present
Stephen G. Muzzy	46	Independent Director	10/2013 - present

H. Michael Schwartz. Mr. Schwartz is the Chairman of our board of directors and our Chief Executive Officer and President. Mr. Schwartz has been an officer and director since our initial formation in March 2013. Mr. Schwartz was appointed President of our Advisor in March 2013. Mr. Schwartz also currently serves as Chief Executive Officer, President, and Chairman of our Sponsor and has held these positions since August 2007, and serves as Chief Executive Officer, President and Chairman of SST II, a public non-traded self storage REIT sponsored by our Sponsor, and has held these positions since January 2013. He was appointed President of Strategic Capital Holdings, LLC in July 2004. Previously, he held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 20 years of real estate, securities and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

Paula Mathews. Ms. Mathews is our Secretary and an Executive Vice President, positions she has held since our formation in March 2013. Ms. Mathews was appointed Executive Vice President of our Advisor in March 2013. Ms. Mathews is responsible for pre-acquisition due diligence and post-acquisition management and leasing of all commercial assets. Ms. Mathews also currently serves as an Executive Vice President and Assistant Secretary for our Sponsor, positions she has held since August 2007 and June 2011, respectively, and Executive Vice President and Secretary of SST II, positions she has held since January 2013. From August 2007 through June 2011, Ms. Mathews also served as Secretary for our Sponsor. Since 2005, she has also served as Vice President — Commercial Operations for Strategic Capital Holdings, LLC. Prior to joining Strategic Capital Holdings, LLC, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

Michael S. McClure. Mr. McClure is our Chief Financial Officer and Treasurer and an Executive Vice President and has held these positions since March 2013. Mr. McClure has also been the Chief Financial Officer of our Advisor since March 2013. Mr. McClure is responsible for overseeing our budgeting, forecasting and financial management policies, along with directing all SEC and regulatory reporting. From January 2008 through the present, Mr. McClure has also served as Chief Financial Officer and Treasurer of our Sponsor, and has served as an Executive Vice President of such entity from June 2011 through the present. Mr. McClure also currently serves as the Chief Financial Officer and Treasurer of SST II, positions he has held since January 2013. Prior to that time, from 2004 to June 2007, Mr. McClure held various positions, including Vice President of Finance, at the North Inland Empire Division of Pulte Homes, Inc. At Pulte Homes, he was responsible for all finance, accounting, human resources and office administration functions. From 2002 to 2004, Mr. McClure was a Director in the Audit Business Advisory Services practice for PricewaterhouseCoopers. From 1985 to 2002, Mr. McClure was with Arthur Andersen LLP, holding various positions including Partner. In his 20 years of experience in the public accounting field, Mr. McClure had extensive experience in the real estate industry working with REITs, homebuilders and land development companies and worked on numerous registration statements and public offerings. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. McClure holds a B.S.B.A. degree from California State University, Fullerton.

Ken Morrison. Mr. Morrison has been our Senior Vice President– Property Management since January 2014. He has also been the President of our Property Manager since its initial formation in March 2013, and has served as the President of Strategic Storage Property Management, LLC (“SSPM”) since December 2011. From June 2013 through the present, Mr. Morrison has served as Senior Vice President– Property Management of our Sponsor, and since January 2013, has served as Senior Vice President– Property Management of SST II. Mr. Morrison’s primary responsibility is to oversee management of our self storage properties, which includes managing the day-to-day activities at our self storage facilities, maintaining and upgrading the properties in our self storage portfolio, and overseeing the Internet and Self Storage Marketing departments of our Sponsor. Prior to joining SSPM, Mr. Morrison held several executive management positions with Public Storage from 1998 until November 2011, where he was responsible for the oversight of 300 self storage facilities in 11 states and supervised a staff of 37 district managers. Prior to joining Public Storage, Mr. Morrison spent eight years in management with Safeway. Mr. Morrison has completed coursework at both West Valley College in Saratoga, California and the Center for Creative Leadership in San Diego, California.

James L. Berg. Mr. Berg has been our Assistant Secretary since January 2014. Mr. Berg is also the General Counsel of our Sponsor, a position he has held since April 2011. From June 2011 through the present, Mr. Berg has served as Secretary of our Sponsor and, since January 2013, has served as Assistant Secretary of SST II. Mr. Berg has over 25 years of experience in general business, corporate, securities, venture capital and intellectual property law. From November 2004 to April 2011, he was General Counsel of U.S. Advisor, LLC. From March 2004 until November 2004, Mr. Berg was Senior Vice President and General Counsel of LoanCity.com, a wholesale mortgage lender based in San Jose, California. Prior to that, Mr. Berg was a partner in several laws firms in Oakland, California. Mr. Berg received a J.D. (magna cum laude) from the University of Michigan Law School in 1978 and a B.S. (with high distinction) from the University of Michigan Business School in 1975. He is a member of the State Bar of California, Business Law Section.

Wayne Johnson. Mr. Johnson is our Senior Vice President — Acquisitions, focusing on self storage acquisitions. Mr. Johnson has held the position of Senior Vice President — Acquisitions since our initial formation in March 2013. Mr. Johnson has also served as Senior Vice President — Acquisitions for our Advisor since January 2013. Mr. Johnson has also served as Senior Vice President — Acquisitions for our Sponsor since August 2007 until January 16, 2015, as Senior Vice President — Acquisitions for Strategic Capital Holdings, LLC since June 2006, and as Senior Vice President — Acquisitions for SST II, since January 2013. Wayne Johnson was promoted to Chief Investment Officer of our Sponsor on January 16, 2015. Prior to joining Strategic Capital Holdings, LLC, Mr. Johnson was involved in all aspects of commercial development and leasing, including office, office warehouse, retail and self storage facilities. During such time, Mr. Johnson had developed, managed and operated 14 self storage facilities in excess of one million square feet. Mr. Johnson served on the board and is the past President of the Texas Self Storage Association (TSSA), which is the trade organization for self storage development, ownership and management with approximately 3,800 members consisting of storage owners, developers, operators and vendors throughout Texas. Mr. Johnson entered the commercial real estate business in 1979 after graduating from Southern Methodist University with a B.B.A. in Finance and Real Estate.

Dean I. Ader. Mr. Ader is one of our independent directors and is the chairman of our Nominating and Corporate Governance Committee and Compensation Committee and a member of our Audit Committee of our board of directors. He has over 30 years of experience in the financial service industry and is a retired certified public accountant with many years of experience in public accounting. Until 2001, Mr. Ader was an accounting consultant who recruited and trained CPAs nationwide on all facets of the practice of accounting, financial planning and investment advisory services including both technical and sales skills. Up to 2001, he always devoted part of his time to practicing as a CPA to keep his own skills current. From 1999 to 2001, Mr. Ader was a Vice President with USAdviser, Inc., an SEC registered investment advisory firm providing marketing and technical financial planning support services to member firms and their clients. Prior to that, Mr. Ader was a Vice President with Avenir Advisory Services, LLC from 1997 to 1999, a Vice President with Securities America, Inc. and Securities America Financial Services, Inc. from 1995 to 1997 and a Director – CPA Alliances with American Express Financial Advisors from 1991 to 1995. Mr. Ader graduated with a Bachelor of Science in Business Administration and a Master of Public Administration from the University of Southern California.

Stephen G. Muzzy. Mr. Muzzy is one of our independent directors and is the chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee and Compensation Committee of our board of directors. He has 20 years of experience in the commercial banking industry, including both real estate and construction lending for commercial, industrial, self storage, office and retail real estate properties. Mr. Muzzy is currently a Partner at MF Partners, an investment partnership focusing on real estate and late stage private equity investments, a position he has held since October 2012. Prior to MF Partners, Mr. Muzzy was a Senior Vice President at OneWest Bank from March 2012 to May of 2014. Prior to OneWest Bank, Mr. Muzzy was a Senior Vice President and Senior Banker with JPMorgan Chase’s middle market banking group from January 2011 through March 2012, and a Vice President and Senior Relationship Manager with Wells Fargo’s commercial banking group from August 2007 through January 2011. From February 2006 through August 2007, Mr. Muzzy was a Vice President at Commerce National Bank. Mr. Muzzy began his banking career in 1994 with Wells Fargo, where he held various positions, including Vice President, Business Development Officer, Relationship Manager, and Store Manager. He is an active member of the community and serves as a director of several nonprofit organizations, including the Orange Catholic Foundation, Team Kids, Casa Teresa, and Mission Hospital. He also previously served as a director of numerous other organizations, including Pretend City Children’s Museum and Second Harvest Food Bank. Mr. Muzzy graduated with a Bachelor of Arts in Social Ecology from the University of California—Irvine, and has a Masters of Business Administration from Pepperdine University.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and greater than 10% stockholders were not subject to the beneficial ownership reporting requirements pursuant to Section 16(a) of the Exchange Act during the year-ended December 31, 2014, and therefore no reports were filed pursuant to Section 16(a) during that period.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on March 20, 2014 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees and officers of our Advisor, and its affiliates who perform material functions for us. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at www.strategicreit.com.

Audit Committee

Our board of directors adopted a charter for the Audit Committee on March 20, 2015 (the “Audit Committee Charter”). The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.

The members of the Audit Committee are our two independent directors, Dean I. Ader and Stephen G. Muzzy. Mr. Muzzy currently serves as Chairman of the Audit Committee; however, he is not an “audit committee financial expert” in accordance with applicable SEC rules. The Audit Committee held one meeting during 2014. Mr. Ader and Mr. Muzzy both attended such meeting.

Nominating and Corporate Governance Committee

General

Our board of directors ratified the Nominating and Corporate Governance Committee’s adoption of its charter on March 20, 2015 (the “Nominating and Corporate Governance Committee Charter”). The Nominating and Corporate Governance Committee’s primary focus is to assist our board of directors in fulfilling its responsibilities with respect to director nominations, corporate governance, board of directors and committee evaluations and conflict resolutions. The Nominating and Corporate Governance Committee assists our board of directors in this regard by: (1) identifying individuals qualified to serve on our board of directors, consistent with criteria approved by our board of directors, and recommending that our board of directors select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our board of directors; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our board of directors; (4) overseeing an annual evaluation of our board of directors, each of the committees of our board of directors and management; (5) developing and recommending to our board of directors a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our board of directors; and (7) considering and acting on any conflicts-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our Advisor or its affiliates. The Nominating and Corporate Governance Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Nominating and Corporate Governance Committee Charter and in accordance with current laws, rules and regulations.

The members of the Nominating and Corporate Governance Committee are our two independent directors, Dean I. Ader and Stephen G. Muzzy, with Mr. Ader serving as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during 2014 and both members of the Nominating and Corporate Governance Committee attended such meeting.

Board of Directors Membership Criteria and Director Selection

The Nominating and Corporate Governance Committee annually reviews with our board of directors the appropriate experience, skills and characteristics required of our directors in the context of the current membership of our board of directors. This assessment includes, in the context of the perceived needs of our board of directors at the time, issues of knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflict with the Company and the ability of the candidate to attend board of directors meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. It also is expected that independent directors nominated by our board of directors are individuals who possess a reputation and hold or have held positions or affiliations befitting a director of a publicly held company and are or have been actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community.

Though we do not have a formal policy regarding diversity with respect to identifying nominees and overall board composition, our Nominating and Corporate Governance Committee considers the impact of diverse backgrounds and experiences of potential nominees on the effectiveness and quality of our board of directors. As part of its annual review process discussed below, the Nominating and Corporate Governance Committee reviews its own effectiveness in recommending director nominees with diverse backgrounds and experiences relative to any perceived needs in the composition of our board of directors.

While our full board of directors remains responsible for selecting its own nominees and recommending them for election by our stockholders, our board of directors has delegated the screening process necessary to identify qualified candidates to the Nominating and Corporate Governance Committee, in consultation with our President. Pursuant to our charter, however, the directors must nominate replacements for any vacancies among the director positions.

The Nominating and Corporate Governance Committee annually reviews director suitability and the continuing composition of our board of directors; it then recommends director nominees who are voted on by our full board of directors. In recommending director nominees to our board of directors, the Nominating and Corporate Governance Committee solicits candidate recommendations from its own members, other directors and management of the Company. The Committee will also consider suggestions made by stockholders and other interested persons for director nominees who meet the established director criteria. In order for a stockholder to make a nomination, the stockholder must satisfy the procedural requirements for such nomination as provided in the Company’s bylaws, which include, among other things, providing the nominee’s name, age, address, and ownership of the Company’s stock. Such nominations must also be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

In evaluating the persons nominated as potential directors, the Nominating and Corporate Governance Committee will consider each candidate without regard to the source of the recommendation and take into account those factors that the Nominating and Corporate Governance Committee determines are relevant.

With respect to the current nominees to our board of directors, whose backgrounds and experience are described in greater detail above, our Nominating and Corporate Governance Committee considered all of the factors set forth above in its determination to recommend them for nomination.

Corporate Governance

Pursuant to the Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee developed and recommended a set of formal, written guidelines for corporate governance, which were adopted by our full board of directors.

The Nominating and Corporate Governance Committee also, from time to time, reviews the governance structures and procedures of the Company and suggests improvements thereto to our full board of directors. Such improvements, if adopted by the full board of directors, will be incorporated into the written guidelines.

Periodic Evaluations

The Nominating and Corporate Governance Committee conducts an annual evaluation of its own performance and oversees the annual evaluations of our directors, each of the other committees of our board of directors and management.

Conflicts of Interest

The Nominating and Corporate Governance Committee considers and acts upon any conflicts of interest-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our Advisor or its affiliates. Our independent directors must approve such transactions as fair and reasonable to us and on terms and conditions not less favorable than those available from unaffiliated third parties, based upon standards set forth in our charter and Code of Ethics, as well as applicable laws, rules and regulations.

Conflicts of interest-related matters that the Nominating and Corporate Governance Committee has acted upon or expects to act upon include, but are not limited to, the following:

•	the continuation, renewal or enforcement of agreements with our Advisor and its affiliates, including the following significant agreements:

•	a second amended and restated advisory agreement (“Advisory Agreement”) with our Advisor;

•	property management agreements (“Property Management Agreements”) with our property manager, Strategic Storage Property Management II, LLC (“Property Manager”); and

•	a dealer manager agreement (“Dealer Manager Agreement”) with our dealer manager, Select Capital Corporation (“Dealer Manager”);

•	a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (“Unit Purchase Agreement”) with our Operating Partnership, the Company and SSTI Preferred Investor, LLC, dated July 31, 2014; and

•	an Amendment No. 1 (“Amendment”) to the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership with our Operating Partnership, the Company and SSTI Preferred Investor, LLC, dated July 31, 2014;

•	property sales;

•	property acquisitions; and

•	other transactions with affiliates.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee

General

We established a Compensation Committee in March 2015. The members of our Compensation Committee are Messrs. Ader and Muzzy, with Mr. Ader serving as Chairman of the Compensation Committee. The primary focus of the Compensation Committee is to assist our board of directors in fulfilling its responsibilities with respect to officer and director compensation. Prior to the establishment of the Compensation Committee, our board of directors fulfilled all of the responsibilities with respect to officer and director compensation. The Compensation Committee assists our board of directors in this regard when necessary by: (1) reviewing and approving our corporate goals with respect to compensation of officers and directors; (2) recommending to our board of directors compensation for all non-employee directors, including board of directors and committee retainers, meeting fees and equity-based compensation; (3) administering and granting equity-based compensation to our Advisor, employees of our Advisor and affiliates based upon recommendations from our Advisor; and (4) setting the terms and conditions of such equity-based compensation in accordance with our Employee and Director Long-Term Incentive Plan (the “Plan”). The Compensation Committees fulfills these responsibilities in accordance with current laws, rules and regulations. The Compensation Committee has concluded that, because the Compensation Committee will only need to address issues related to director compensation while we are an externally advised REIT, a charter is not necessary at the present time. The Compensation Committee will periodically review the need for a charter and, if adopted, will disclose a copy of such charter to our stockholders pursuant to applicable SEC rules.

Compensation Committee Interlocks and Insider Participation

For the year ending December 31, 2014, decisions regarding officer and director compensation were made by Messrs. Ader and Muzzy, our independent directors, and Mr. Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer. None of our executive officers or directors had relationships in the year ended December 31, 2014 that would require disclosure as a “compensation committee interlock” or “insider participation.”.

Compensation Discussion and Analysis - Executive Compensation

We do not directly compensate our executive officers, including H. Michael Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer, for services rendered to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and the Compensation Committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the Compensation Committee will review all forms of compensation to our executive officers and approve all equity-based awards to our executive officers.

Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement. For the year ended December 31, 2014, these reimbursements to our Advisor include reimbursements of a portion of the salaries of our executive officers for time they spent on matters connected to our public offering (the “Offering”) totaling approximately $132,000. At the present time, we intend to continue to reimburse a portion of the salaries of our executive officers for time they spend on matters connected to the public offering of our shares.

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has determined that the Compensation Discussion and Analysis – Executive Compensation set forth be included in this report on Form 10-K for the year ended December 31, 2014.

H. Michael Schwartz
Dean I. Ader
Stephen G. Muzzy

March 20, 2015

The preceding Compensation Committee Report to stockholders is not “soliciting material and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Director Compensation

Summary

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$—	$—
Dean I. Ader	$—	(1)	$—	$—	$—	$—	$—	$—	(1)
Stephen G. Muzzy	$23,250		$—	$—	$—	$—	$—	$23,250

(1)	Mr. Ader waived his director compensation for the year ended December 31, 2014.

As noted above, the Compensation Committee assists our board of directors in fulfilling its responsibilities with respect to employee, officer and director compensation. Because we do not have any employees and our executive officers do not receive any compensation directly from us, these responsibilities are limited to setting director compensation and administering the Plan. Our non-director officers have no role in determining or recommending director compensation. Directors who are also officers of the Company do not receive any special or additional remuneration for services on our board of directors or any of its committees. Each non-employee independent director received compensation for services on our board of directors and its committees as provided below.

Cash Compensation to Directors

Beginning in 2014, each of our independent directors was entitled to a retainer of $20,000 per year plus $1,000 for each board of directors or committee meeting the independent director attends in person ($2,000 for attendance by the chairperson of the audit committee at each meeting of the audit committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attends by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the audit committee if there is a meeting of such committee). For the year ended December 31, 2014, our board of directors had three meetings and each director earned $1,000 for such meeting. As stated above, Mr. Ader waived all of his cash compensation earned for the year ended December 31, 2014. In addition, we have reserved 10,000,000 shares of common stock for future issuance under our Employee and Director Long-Term Incentive Plan once adopted (described below), including restricted stock and stock options that may be granted to our independent directors.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards to Independent Directors

As of December 31, 2014, we had not issued any awards pursuant to the Plan.

The Plan was approved and adopted prior to the commencement of our Public Offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2014, there were 74,000 shares available for issuance under the Plan. The term of the Plan is 10 years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

In the event our board of directors or Compensation Committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the board of directors or Compensation Committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2014, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	74,081
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	74,081

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of December 31, 2014, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) members of our board of directors and proposed directors; (3) our executive officers; and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 740,814 shares of common stock outstanding as of December 31, 2014.

Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class
SS Growth Advisor, LLC(1)	100	0.0%
H. Michael Schwartz, Chairman of the Board of Directors, President and Chief Executive Officer	—	—
Paula Mathews, Executive Vice President and Assistant Secretary	—	—
Michael S. McClure, Executive Vice President, Chief Financial Officer and Treasurer	—	—
Wayne Johnson, Senior Vice President — Acquisitions	—	—
Ken Morrison, Senior Vice President — Property Management	—	—
James L. Berg, Secretary	—	—
Dean I. Ader, Independent Director	—	—
Stephen G. Muzzy, Independent Director	—	—

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class
Gaming Trust (Steven J. Pego as Trustee)(3)	52,632	7.1%
Housing & Land Trust (Steven J. Prego as Trustee)(3)	106,326	14.4%
Futures Trust (Steven J. Pego as Trustee)(3)	106,326	14.4%
All directors and executive officers as a group	100	0.0%

(1)	The address of each beneficial owner listed is 111 Corporate Drive, Suite 120, Ladera Ranch, California 92694.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2014. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock show as beneficially owned by them.
(3)	The address of each beneficial owner is 7070 East Broadway Rd. c/o Aosterman, Mount Pleasant, Michigan 48858.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

General

Certain of our executive officers and one of our directors hold ownership interests in and are officers of our Sponsor, our Advisor, our Property Manager, our Dealer Manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Dealer Manager and Property Manager.

We are currently a party to three types of agreements giving rise to material transactions between us and our affiliates, including our Advisory Agreement, our Property Management Agreements and our Dealer Manager Agreement. We are also party to a sub-license agreement with our Advisor with respect to trademarks and a party to a Unit Purchase Agreement and the Amendment to our Operating Partnership Agreement with respect to the Preferred Units. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2014. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

SmartStop Self Storage, Inc., our Sponsor, owns 100% of Strategic Storage Realty Group, LLC, which is the sole voting member of our Advisor, Strategic Storage Growth Advisor, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our Advisory Agreement. The term of our Advisory Agreement will end on January 20, 2016, but may be renewed for an unlimited number of successive one-year periods.

Many of the services performed by our Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that our Advisor performs for us as our Advisor, and it is not intended to include all of the services that may be provided to us by third parties. Under the terms of the Advisory Agreement, our Advisor undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, performs the following, among other duties and subject to the authority of our board of directors:

•	finding, evaluating, presenting and recommending to us investment opportunities consistent with our investment policies and objectives;

•	serving as our investment and financial advisor and providing research and economic and statistical data in connection with our assets and our investment policies;

•	acquiring properties and making investments on our behalf in compliance with our investment objectives and policies;

•	structuring and negotiating the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	reviewing and analyzing each property’s operating and capital budget;

•	arranging, structuring and negotiating financing and refinancing of properties;

•	performing all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consulting with our officers and board of directors and assisting the board of directors in formulating and implementing our financial policies;

•	preparing and reviewing on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	providing the daily management and performing and supervising the various administrative functions reasonably necessary for our management and operations; and

•	investigating, selecting, and, on our behalf, engaging and conducting business with such third parties as our Advisor deems necessary to the proper performance of its obligations under the Advisory Agreement.

Organization and offering costs of our Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the primary offering portion of the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 0.5% of our average invested assets, as defined.

Under our Advisory Agreement, our Advisor receives disposition fees in an amount equal to the lesser of: (a) 1% of the contract sale price for each property or (b) 50% of the competitive real estate commission for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. Any disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including the disposition fee) paid to all persons for each property does not exceed an amount equal to the lesser of: (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. The disposition fee is paid at the time the property is sold. There were no such disposition fees for the year ended December 31, 2014. Under our Advisory Agreement, we also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. We also pay our Advisor or its affiliates a market-based development fee equal to the amount that would be payable to an unaffiliated third-party for development of a similar property in the same geographic region, which development fee may be reallowed to a third party developer. There were no such development fees for the year ended December 31, 2014.

Our Advisor may also be entitled to various subordinated distributions under our Operating Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the Operating Partnership Agreement. There were no such fees for the year ended December 31, 2014.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

Property Management Agreements

Similar to our Advisor, Strategic Storage Realty Group, LLC is the sole voting member of SS Growth Property Management, LLC, our Property Manager.

Our Property Manager will manage our properties pursuant to separate Property Management Agreements for each property. The Property Management Agreements will generally have one or three year terms and will automatically renew unless notice is given by either us or our Property Manager. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into Sub-Property Management Agreements with third party management companies and pay part of its management fee to such Sub-Property Managers.

Our Property Manager (or Sub-Property Manager) will be responsible for hiring, directing and establishing policies for employees who have direct responsibility for the operations of each property we acquire, which may include but not be limited to on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and also may be employed by our Advisor or certain companies affiliated with it. Our Property Manager will also responsible for directing the purchase of equipment and supplies and supervising all maintenance activity.

Our Property Manager will receive a fee for its services in managing our properties generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our Property Management Agreements. Reimbursable costs and expenses will include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager will be entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our properties in connection with the tenant insurance program. Additionally, there is a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by the Sponsor.

Dealer Manager Agreement

Our Sponsor indirectly owns a 15% beneficial non-voting equity interest in Select Capital Corporation, our Dealer Manager.

Our Dealer Manager serves as our Dealer Manager pursuant to our Dealer Manager Agreement. The Dealer Manager Agreement will terminate upon the termination of our Offering or upon 60 days’ written notice by either party. Our Dealer Manager provides wholesaling, sales promotional and marketing services to us in connection with our Offering. Specifically, our Dealer Manager ensures compliance with SEC rules and regulations and FINRA rules relating to the sale process and participating broker-dealer relationships, assists in the assembling of prospectus kits, assists in the due diligence process and ensures proper handling of investment proceeds.

Our Dealer Manager is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering and a Dealer Manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3% Dealer Manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.

In accordance with FINRA rules, in no event will our total underwriting compensation, including, but not limited to, sales commissions, the dealer manager fee and expense reimbursements to our Dealer Manager and participating broker-dealers, exceed 10% of our gross offering proceeds, in the aggregate. We expect to pay an additional amount of gross offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Offering and our organization, but in no event will such amounts exceed (i) 3.5% of the gross offering proceeds raised by us in the terminated or completed Offering (excluding sales commissions and dealer manager fees), or (ii) 15% of the gross offering proceeds raised by us in the terminated or completed Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross offering proceeds.

Fees Paid to our Affiliates

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the year ended December 31, 2014 (there were no related party costs during the period from March 12, 2013 (date of inception) through December 31, 2013):

	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$421,921	$421,921	$—
Asset Management fees	36,248	—	36,248
Property Management fees	68,146	—	68,146
Acquisition expenses	488,660	418,763	69,897
Capitalized
Deferred financing costs	323,822	158,280	165,542
Other assets	87,405	—	87,405
Additional Paid-in Capital
Selling commissions	470,336	442,337	27,999
Dealer Manager fee	201,572	189,571	12,001
Offering costs	1,422,211	40,001	1,382,210

Total	$3,520,321	$1,670,873	$1,849,448

Trademark Sub-License Agreement

Under a separate trademark sub-license agreement, our Advisor (through the operating partnership of our Sponsor (“SmartStop OP”)) has granted us a non-transferable, non-sublicenseable, non-exclusive, royalty-free right and license to use the trade name “Strategic Storage Growth Trust” and “SmartStop® Self Storage,” as well as certain registered trademarks and trademark applications for registration (collectively, the “Marks”) solely in connection with our business until the later of (a) a change of control event (as defined in the trademark sub-license agreement), (b) termination of the trademark license agreement between our Sponsor and our Advisor, or (c) termination of our Advisory Agreement, under certain circumstances, or if we declare bankruptcy or file for dissolution or reorganization. SmartStop OP may, at its option, upon 30 days’ written notice to us, terminate the license granted if we or our subsidiaries fail to comply with the requirements relating to the Marks under the trademark sub-license agreement. In addition, we, SmartStop OP or our Advisor may terminate the trademark sub-license agreement with 60 days’ notice prior to the expiration of the then-current term. The result of this temporary license is that upon the expiration of our temporary license, including any potential renewals or extensions of such license to use the trade names “Strategic Storage Growth Trust” and “SmartStop® Self Storage,” we will be required to change our name and re-brand our properties and would lose any value, or perceived value, associated with the use of the trade names “Strategic Storage Growth Trust” and “SmartStop® Self Storage.”

Tenant Insurance Program

Our Sponsor is participating in a tenant reinsurance program whereby customers of our self storage facilities, customers of our Sponsor’s self storage facilities, and customers of other operators participating in the program can purchase insurance to cover damage or destruction to their property while stored at our facilities. Our Sponsor has invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014 our Sponsor acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the year ended December 31, 2014, we recorded approximately $16,000 of revenue from the program insurer.

Storage Auction Program

Our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our property manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. In 2014, we did not incur any fees in connection with the Auction Company.

Preferred Equity Investment of SSTI Preferred Investor

On July 31, 2014, a wholly-owned subsidiary of our Sponsor’s operating partnership, SSTI Preferred Investor, LLC (the “Preferred Investor”) entered into the Unit Purchase Agreement with us and our Operating Partnership. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in our Operating Partnership (the “Investment”), to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 724,000 preferred units of limited partnership interest in our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions.

On July 31, 2014, the Preferred Investor invested approximately $7.0 million in the first tranche of its Investment in our Operating Partnership which proceeds were used in connection with the acquisition of two self storage facilities by us and in exchange the Preferred Investor received approximately 280,700 Preferred Units in our Operating Partnership.

On September 29, 2014, the Preferred Investor invested approximately $2.8 million in the second tranche of its Investment in our Operating Partnership which proceeds were used in connection with the acquisition of the Las Vegas II property and in exchange the Preferred Investor received approximately 113,100 Preferred Units in our Operating Partnership. On December 31, 2014, we issued approximately 16,850 Preferred Units in our Operating Partnership to the Preferred Investor to cover the approximately $420,000 in costs incurred by the Preferred Investor in making its investment.

Subsequent to December 31, 2014, the Preferred Investor invested an additional approximately $7.2 million in exchange for approximately 288,000 Preferred Units in our Operating Partnership. We utilized the funds to purchase through our Operating Partnership, six self storage facilities in California, Colorado and Illinois for an aggregate purchase price of approximately $15.9 million.

In connection with the Investment, the Preferred Investor entered into the Amendment to the Operating Partnership Agreement of our Operating Partnership which sets forth the key terms of the Preferred Units which are summarized below.

Distribution Rate

The Preferred Units will receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis.

In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Redemptions; Repurchases

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price for the Preferred Units will be equal to the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption (the “Redemption Price”). If fewer than all of the outstanding Preferred Units are to be redeemed at the option of our Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot or in such other manner as determined by us, as the general partner of our Operating Partnership, to be fair and equitable to all holders of the Preferred Units.

The Preferred Investor, as a holder of Preferred Units may require our Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event” and each as defined within the Amendment): (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that has not been consented to in accordance with the terms of the Amendment; (D) our failure to qualify as a REIT under the Internal Revenue Code; or (E) the occurrence and continuance of a monetary or a material default beyond any applicable cure period under any of the loan documents for each of the properties in our portfolio. The repurchase price for the Preferred Units will be the Redemption Price.

Covenants

The Amendment contains a number of covenants for us and our Operating Partnership, including, but not limited to, certain covenants that limit our Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of shares of our common stock, each under the circumstances outlined further in the Amendment.

Events of Default

The occurrence of any of the following constitute an Event of Default under the Amendment: (i) a material default in the performance of, or material breach of any covenant, warranty or other agreement contained in our Operating Partnership’s Agreement and Amendment or the Unit Purchase Agreement by us or our Operating Partnership, as applicable, and continuance of such default or breach for a period of 10 business days after written notice is given to us and our Operating Partnership; (b) an Event of Bankruptcy as to us, our Operating Partnership or any of our subsidiaries that has not been consented to in advance by the holders of the Preferred Units; (c) any breach or default or event of default that occurs under any instrument, agreement or indenture pertaining to any of our indebtedness or the indebtedness of our Operating Partnership or any of its or our subsidiaries aggregating more than $5 million, the effect of which is to cause an acceleration, mandatory redemption or other required repurchase of such indebtedness or such indebtedness is otherwise declared to be due and payable or required to be prepaid, redeemed, or otherwise repurchased by us or our Operating Partnership or any such subsidiary prior to maturity thereof; and (d) our failure to qualify as a REIT under the Code.

Protective Provisions

Pursuant to the terms of the Amendment, we, our Operating Partnership and our subsidiaries are prohibited from undertaking the following activities while the Preferred Units are outstanding without first obtaining the prior written consent of the holders of a majority of the Preferred Units then outstanding, including the Preferred Units held by Preferred Investor who is currently the only holder of Preferred Units (capitalized terms are as defined in the Amendment):

•	authorizing or issuing additional (1) preferred stock or units that are equal to or senior to the Preferred Units with respect to certain rights and preferences, or (2) junior stock or units that interferes with the rights of the Preferred Units or interferes in any way with the our management or the management of our Operating Partnership;

•	altering the terms of (1) the Amendment or the Unit Purchase Agreement, or (2) our organizational documents or the organizational documents of our Operating Partnership, or any of our or our respective subsidiaries, to the extent the amendment would reasonably be expected to adversely affect the Preferred Units;
•	in the case of our Operating Partnership, redeeming junior equity securities, and in the case of the Company, its subsidiaries, and subsidiaries of our Operating Partnership, redeeming any equity securities, other than (1) redemptions pursuant to our share redemption program, (2) redemptions of units of limited partner interest of our Operating Partnership in exchange for shares of our common stock;

•	engaging in a Change of Control;

•	commencing or suffering to exist an event of bankruptcy as to our Operating Partnership, us, or any of our respective subsidiaries;

•	paying any distributions, other than a distribution made on a regular monthly basis consistent with past practice on (1) in the case of our Operating Partnership, Common Units or other equity securities that rank, as to distributions and upon liquidation, junior to the Preferred Units, and (2) in the case of the Company, its subsidiaries, or a subsidiary of our Operating Partnership, shares of common stock or common equity securities or other equity securities that rank, as to distributions and upon liquidation, junior to such entity’s shares of preferred stock or preferred equity securities; provided, however, that the foregoing shall not prohibit special distributions that are necessary to preserve our status as a REIT; and

•	engaging in a recapitalization, reorganization, merger, unit or stock split, statutory unit or stock exchange, sale of all or substantially all of such entity’s assets, tender offer for all or substantially all of its Common Units, shares of common stock or other common equity securities, as the case may be, or other similar transaction.

Director Independence

While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (NYSE), consistent with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Ader and Muzzy both meet the relevant definition of “independent.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Overview

For the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013, CohnReznick LLP (“CohnReznick”), served as our independent auditor and provided certain tax and other services.

The Audit Committee currently anticipates that it will engage CohnReznick as our independent auditor to audit our financial statements for the year ending December 31, 2015, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Pre-Approval Policies

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditor, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by CohnReznick for the year ended December 31, 2014 and for the period from March 12, 2013 through December 31, 2013 were pre-approved in accordance with the policies set forth above.

Fees Paid to Principal Auditor

The Audit Committee reviewed the audit services performed by CohnReznick, as well as the fees charged by CohnReznick for such services. The aggregate fees billed to us for professional accounting services provided by CohnReznick, including the audit of our annual financial statements, for the year ended December 31, 2014, and the period from March 12, 2013 (date of inception) through December 31, 2013 is set forth in the table below.

	2014	2013
Audit Fees	$49,000	$30,000
Audit-Related Fees	33,000	—
Tax Fees	35,350	2,400
All Other Fees	—	—

Total	$117,350	$32,400

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet one of the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 27, 2015.

STRATEGIC STORAGE GROWTH TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2015

/s/ Michael S. McClure Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2015

/s/ Dean I. Ader Dean I. Ader	Independent Director	March 27, 2015

/s/ Stephen G. Muzzy Stephen G. Muzzy	Independent Director	March 27, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Growth Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Growth Trust, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2014, and the period from March 12, 2013 (date of inception) through December 31, 2013. Our audits of the consolidated financial statements included the financial statement schedule listed in the accompanying index. Strategic Storage Growth Trust, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Growth Trust, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California

March 27, 2015

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS
Real estate facilities:
Land	$4,260,000	$—
Buildings	13,815,359	—
Site improvements	892,120	—

	18,967,479	—
Accumulated depreciation	(182,836)	—

Real estate facilities, net	18,784,643	—
Cash and cash equivalents	4,500,298	202,000
Other assets	709,604	—
Deferred financing costs, net of accumulated amortization	523,053	—
Intangible assets, net of accumulated amortization	450,285	—

Total assets	$24,967,883	$202,000

LIABILITIES AND EQUITY
Secured debt	$9,545,386	$—
Accounts payable and accrued liabilities	339,582	—
Distributions payable to preferred unitholders in our Operating Partnership	229,761	—
Due to affiliates	1,849,448	—

Total liabilities	11,964,177	—

Commitments and contingencies (Note 7)

Preferred equity in our Operating Partnership	9,908,304	—

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 740,814 and 100 shares issued and outstanding at December 31, 2014 and 2013, respectively	741	—
Additional paid-in capital	4,839,882	1,000
Accumulated deficit	(1,817,257)	—

Total Strategic Storage Growth Trust, Inc. equity	3,023,366	1,000

Noncontrolling interests in our Operating Partnership	72,036	201,000

Total equity	3,095,402	202,000

Total liabilities and equity	$24,967,883	$202,000

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2014 and the Period from March 12, 2013 (date of inception) through December 31, 2013

	Year Ended December 31, 2014	Period from March 12, 2013 (date of inception) through December 31, 2013
Revenues:
Self storage rental revenue	$641,036	$—
Ancillary operating revenue	24,099	—

Total revenues	665,135	—

Operating expenses:
Property operating expenses	287,724	—
Property operating expenses – affiliates	104,394	—
General and administrative	463,234	—
Depreciation	183,604	—
Intangible amortization expense	254,715	—
Acquisition expense - affiliates	488,660	—
Other property acquisition expenses	102,742	—

Total operating expenses	1,885,073	—

Operating loss	(1,219,938)	—
Other income (expense):
Interest expense	(153,638)	—
Deferred financing amortization expense	(65,433)	—
Other	3,374	—

Net loss	(1,435,635)	—
Less: Distributions to preferred unitholders in our Operating Partnership	(422,282)	—
Less: Accretion of preferred equity costs	(88,304)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	128,964	—

Net loss attributable to Strategic Storage Growth Trust, Inc. common shareholders	$(1,817,257)	$—

Net loss per share—basic and diluted	$(7.31)	$—

Weighted average shares outstanding—basic and diluted	248,565	73

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2014 and the Period from March 12, 2013 (date of inception) through December 31, 2013

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership
Balance as of March 12, 2013 (date of inception)	—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	100	—	1,000	—	1,000	201,000	202,000	—

Balance as of December 31, 2013	100	—	1,000	—	1,000	201,000	202,000	—

Gross proceeds from issuance of common stock	740,714	741	6,994,416	—	6,995,157	—	6,995,157	—
Offering costs	—	—	(2,155,534)	—	(2,155,534)	—	(2,155,534)	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	(1,817,257)	(1,817,257)	—	(1,817,257)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	(128,964)	(128,964)	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	10,263,581
Preferred equity issuance costs	—	—	—	—	—	—	—	(443,581)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	88,304

Balance as of December 31, 2014	740,814	$741	$4,839,882	$(1,817,257)	$3,023,366	$72,036	$3,095,402	$9,908,304

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2014 and Period from March 12, 2013 (date of inception) through December 31, 2013

	Year Ended December 31, 2014	Period from March 12, 2013 (date of inception) through December 31, 2013
Cash flows from operating activities:
Net loss	$(1,435,635)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	503,752	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(62,967)	—
Accounts payable and accrued liabilities	222,537	—
Due to affiliates	174,291	—

Net cash used in operating activities	(598,022)	—

Cash flows from investing activities:
Purchase of real estate	(19,350,000)	—
Additions to real estate facilities	(322,479)	—
Deposits on acquisition of real estate facilities	(500,000)	—

Net cash flows used in investing activities	(20,172,479)	—

Cash flows from financing activities:
Proceeds from issuance of secured debt	9,545,386	—
Proceeds from issuance of preferred equity in Operating Partnership	9,820,000	—
Gross proceeds from issuance of common stock	6,935,157	1,000
Offering costs	(671,909)	—
Deferred financing costs	(367,314)	—
Distributions paid to preferred unitholders in our Operating Partnership	(192,521)	—
Issuance of Operating Partnership units	—	201,000

Net cash flows provided by financing activities	25,068,799	202,000

Net change in cash and cash equivalents	4,298,298	202,000
Cash and cash equivalents, beginning of period	202,000	—

Cash and cash equivalents, end of period	$4,500,298	$202,000

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$116,191	$—
Supplemental disclosure of noncash activities:
Other assets included in due to affiliates	$87,405	$—
Proceeds from issuance of common stock in other assets	$60,000	$—
Offering costs included in due to affiliates	$1,422,210	$—
Offering costs included in accounts payable and accrued liabilities	$61,415	$—
Deferred financing costs included in due to affiliates	$165,542	$—
Deferred financing cost included in accounts payable and accrued liabilities	$55,630	$—
Distributions payable to preferred unitholders in our Operating Partnership	$229,761	$—
Preferred equity issuance costs	$443,581	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1. Organization

Strategic Storage Growth Trust, Inc., a Maryland corporation (the “Company”), was formed on March 12, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Growth Trust, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of December 31, 2014, our Sponsor owned 126 self storage facilities located in 17 states and the Greater Toronto Area.

Our Advisor, a Delaware limited liability company, was formed on March 12, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our Sponsor.

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). We terminated the Private Offering on January 16, 2015. On January 20, 2015 we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

On May 23, 2014, we satisfied the minimum offering requirements of our Private Offering and commenced formal operations. As of December 31, 2014, we had issued approximately 741,000 shares of our common stock in our Private Offering for gross proceeds of approximately $7 million. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of December 31, 2014, we owned 3 self storage facilities located in two states (Nevada and Florida) (Note 3) and subsequent to December 31, 2014 we closed on six properties (see Note 10).

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000. On May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. We will conduct certain activities (such as tenant insurance, selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the useful lives of real estate assets and intangibles. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Other Assets

As of December 31, 2014, other assets included approximately $0.6 million related to acquisition deposits on the properties described in Note 10.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $0.7 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2014. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the year ended December 31, 2014 we expensed approximately $0.6 million of acquisition-related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our financial statements. We will apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2014, no impairment losses were recognized.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Equity Investments

Investments in unconsolidated real estate joint ventures and VIEs in which we are not the primary beneficiary, where we have significant influence, but not control, will be recorded under the equity method of accounting in our consolidated financial statements. Under the equity method, our investments in real estate ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures will be generally recognized based on the allocation of cash distributions upon liquidation of the investment in accordance with the joint venture agreements.

Investments representing passive preferred equity and/or minority interests will be accounted for under the cost method. Under the cost method, our investments in real estate ventures will be carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	35 years
Site Improvements	10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2014, the gross amounts allocated to in-place lease intangibles was approximately $0.7 million and accumulated amortization of in-place lease intangibles totaled approximately $0.3 million.

The total estimated amortization expense of intangible assets for the year ending December 31, 2015, is approximately $0.5 million, and none for the years thereafter.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2014, accumulated amortization of deferred financing costs totaled approximately $65,000.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2014, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We will record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares will be redeemable at the option of the holder and therefore their redemption will be outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and will be presented as redeemable common stock in the accompanying consolidated balance sheet.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares will be contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

Through December 31, 2014 we had not received any requests for redemptions. Additionally, as of December 31, 2014, we had not issued any shares under our distribution reinvestment plan and therefore there is no amount redeemable pursuant to our share redemption program.

Fair Value Measurements

The accounting standard for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and provides for expanded disclosure about fair value measurements. Fair value is defined by the

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the assets or liabilities that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level that is significant to the fair value measurement in its entirety.

The accounting guidance for fair value measurements and disclosures provides a framework for measuring fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In determining fair value, we will utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment will be necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities. Accordingly, there can be no assurance that the fair values we will present will be indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

To comply with GAAP, we will incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we will consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheet. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We will file elections to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS may perform additional services for our customers and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS will follow accounting guidance which will require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Per Share Data

We currently have no potentially dilutive instruments. Both basic and diluted earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity”. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We will adopt the guidance effective January 1, 2015. We do not believe this will have an impact on our consolidated financial statements as we have not had any disposals since inception.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We will adopt the guidance effective January 1, 2016. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013:

Real estate facilities
Balance at March 12, 2013 (date of inception)	$—
Facility acquisitions	—
Improvements and additions	—

Balance at December 31, 2013	—
Facility acquisitions	18,645,000
Improvements and additions	322,479

Balance at December 31, 2014	$18,967,479

Accumulated depreciation
Balance at March 12, 2013 (date of inception)	$—
Depreciation expense	—

Balance at December 31, 2013	—
Depreciation expense	(182,836)

Balance at December 31, 2014	$(182,836)

The following table summarizes the purchase price allocation for our acquisitions during the year ended December 31, 2014:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2014 Revenue(2)	2014 Property Operating Income(3)
Fort Pierce—Florida	7/31/2014	$3,760,000	$90,000	$3,850,000	$988,659	$142,382	$27,673
Las Vegas I—Nevada	7/31/2014	9,045,000	405,000	9,450,000	5,360,706	380,826	230,916
Las Vegas II—Nevada	9/29/2014	5,840,000	210,000	6,050,000	3,196,021	141,927	74,745

2014 Total		$18,645,000	$705,000	$19,350,000	$9,545,386	$665,135	$333,334

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by September, 2015, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.2 million for the year ended December 31, 2014.

Note 4. Secured Debt

KeyBank Facility

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a senior secured revolving term loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement (the “Credit Agreement”) for the purpose of funding real property acquisitions. The maximum amount we can borrow under the KeyBank Facility initially is $20,000,000.

The initial amount funded at closing was approximately $6.3 million, approximately $1 million of which was used to partially fund the acquisition of the Ft. Pierce property and approximately $5.3 million for the Las Vegas I property. An additional amount was funded on September 29, 2014 of approximately $3.2 million which was used to partially fund the acquisition of the Las Vegas II property. It is anticipated that future draws on the KeyBank Facility will be used to help fund our future acquisitions of self storage facilities and for other general corporate purposes.

The Borrower has the right to request the KeyBank Facility be increased up to $150,000,000 in minimum increments of $20,000,000 during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. The Borrower elected to have the LIBOR apply to its initial draws, which equated to an initial interest rate of approximately 3.42%.

The KeyBank Facility is full recourse, jointly and severally, to us and the Borrower and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the Credit Agreement). The KeyBank Facility may be prepaid or terminated at any time without penalty, provided, however, that KeyBank shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated July 31, 2014 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Facility.

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the KeyBank Facility, subject to no default or event of default is then outstanding or would reasonably occur as a result of such release, including compliance with the Pool Debt-Service Coverage Ratio (as defined in the Credit Agreement).

The KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Credit Agreement): the aggregate borrowing base availability under the KeyBank Facility is limited to the lesser of: (1) 55% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not less than (a) $5,937,713, plus (b) 80% of Net Equity Proceeds received after the Effective Date, less (c) any amounts paid for the redemption or retirement of the Preferred Equity Investment; (3) an Interest Coverage Ratio of no less than 1.6 to 1.0 commencing at the earlier of the fiscal quarter immediately following the acquisition of the final Portfolio Property or March 31, 2015 increasing to 1.75 to 1.0 in year 2 and 1.85 to 1.0 in year 3; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0 commencing at the earlier of the fiscal quarter immediately following the acquisition of the final Portfolio Property or March 31, 2015; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than fifty-five percent (55%); and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Additionally, on July 31, 2014, our Operating Partnership purchased an interest rate cap with a notional amount of $15 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2016.

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2014:

2015	$—
2016	—
2017	9,545,386
2018	—
2019	—
2020 and thereafter	—

Total payments	$9,545,386

Note 5. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On July 31, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in our Operating Partnership (the “Investment”), to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 724,000 preferred units of limited partnership interest of our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions.

In addition to the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”) and Amendment No. 1 to the Second and Amended and Restated Limited Partnership Agreement (the “Amendment”). The Second Amended and Restated Limited Partnership Agreement authorizes the issuance of additional classes of units of limited partnership interest in the Operating Partnership and sets forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same. The Amendment sets forth key terms of the Preferred Units, some of which are discussed below.

On July 31, 2014, the Preferred Investor invested approximately $7.18 million in the first tranche of its Investment in our Operating Partnership which proceeds were used in connection with the acquisitions of the Ft. Pierce property and the Las Vegas I property and in exchange the Preferred Investor received approximately 280,700 Preferred Units in our Operating Partnership.

On September 29, 2014, the Preferred Investor invested approximately $2.8 million in the second tranche of its Investment in our Operating Partnership which proceeds were used in connection with the acquisition of the Las Vegas II property and in exchange the Preferred Investor received approximately 113,100 Preferred Units in our Operating Partnership. On December 31, 2014, we issued approximately 16,850 Preferred Units in our Operating Partnership to the Preferred Investor to cover the approximately $420,000 in costs incurred by the Preferred Investor in making its investment.

The holders of Preferred Units will receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of December 31, 2014, we had elected to defer the additional distributions and had accrued approximately $0.2 million of such distributions.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price for the Preferred Units will be equal to the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption (the “Redemption Price”). If fewer than all of the outstanding Preferred Units are to be redeemed at the option of our Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot or in such other manner as determined by us, as the general partner of our Operating Partnership, to be fair and equitable to all holders of the Preferred Units.

The holder of the Preferred Units may require our Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event” and as defined within the Amendment): (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that has not been consented to in accordance with the terms of the Amendment; (D) our failure to qualify as a REIT under the Internal Revenue Code; or (E) the occurrence and continuance of a monetary or a material default beyond any applicable cure period under any of the loan documents for each of the properties in the portfolio. The repurchase price for the Preferred Units will be the Redemption Price.

Note 6. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager, entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. Additionally, the advisory agreement (the “Public Offering Advisory Agreement”) and dealer manager agreement (the “Public Offering Dealer Manager Agreement”) executed on January 20, 2015 in connection with the Public Offering, entitles our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Private Offering were be paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Private Offering. Organization and offering costs will consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We will incur similar organization and offering costs in connection with the Public Offering. Pursuant to the advisory agreement that will be executed in connection with the Public Offering (the “Public Offering Advisory Agreement”), our Advisor must reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor will receive various fees and expenses under the terms of our Advisory Agreement and our Public Offering Advisory Agreement. As discussed above, we will be required under our Advisory Agreement and our Public Offering Advisory Agreement to reimburse our Advisor for organization and offering costs from the Private Offering and the Public Offering; provided, however, pursuant to the Public Offering Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The Public Offering Advisory Agreement will also require our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor will receive acquisition fees equal to 1% and 1.75%, respectively, of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses our Advisor incurs pursuant to the Advisory Agreement and the Public Offering Advisory Agreement. Our Advisor will also receive a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of our aggregate asset value, as defined. We may also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor may reallow a portion of the financing fee to a third party in the event such party assisted us in arranging such financing.

Under our Advisory Agreement and our Public Offering Advisory Agreement, our Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. As provided under the Public Offering Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. We will also pay our Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee will be paid in connection with properties that we anticipate developing or expanding within 12 months of the acquisition of such properties. A development fee to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. Our Advisor may also be entitled to various subordinated distributions under the Second Amended and Restated Limited Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement or Public Offering Advisory Agreement, (3) liquidate our portfolio, or (4) merge with another entity enter into an Extraordinary Transaction, as defined in the Second Amended and Restated Limited Partnership Agreement.

Our Advisory Agreement will provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquire our first real estate asset, pursuant to the Public Offering Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

Dealer Manager Agreement

In connection with our Private Offering, our Dealer Manager will receive a sales commission of up to 7.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.75% of gross proceeds from sales in the Private Offering under the terms of the dealer manager agreement for our Private Offering (the “Private Offering Dealer Manager Agreement”). In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of the dealer manager agreement for our Primary Offering. Our Dealer Manager will enter into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Affiliated Dealer Manager

Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014 our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Each of our self storage properties are managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager will also receive a one-time fee for each property acquired by us that will be managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager will be entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a tenant at one of our properties in connection with the tenant insurance program. Additionally, each agreement includes a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by our Sponsor.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014, and any related amounts payable as of December 31, 2014 (there were no related party costs during the period from March 12, 2013 (date of inception) through December 31, 2013):

	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$421,921	$421,921	$—
Asset management fees	36,248	—	36,248
Property management fees	68,146	—	68,146
Acquisition expenses	488,660	418,763	69,897
Capitalized
Deferred financing costs	323,822	158,280	165,542
Other assets	87,405	—	87,405
Additional Paid-in Capital
Selling commissions	470,336	442,337	27,999
Dealer Manager fee	201,572	189,571	12,001
Offering costs	1,422,211	40,001	1,382,210

Total	$3,520,321	$1,670,873	$1,849,448

Tenant Insurance Program

Our Sponsor is participating in a tenant reinsurance program whereby customers of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Our Sponsor invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014 our Sponsor acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the year ended December 31, 2014, we recorded approximately $16,000 of revenue from the program insurer.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Storage Auction Program

Our Chief Executive Officer and President, and our Senior Vice President – Property Management and the president of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For the year ended December 31, 2014, we did not incur any fees in connection with the Auction Company.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock at a purchase price per share of $9.50. We adopted a new distribution reinvestment plan in connection with the Public Offering (the “Public Offering Distribution Reinvestment Plan”). The purchase price per share will be 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders.

Share Redemption Program

We adopted a share redemption program that enables stockholders to sell their shares to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption.

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The complete terms of our share redemption program are described in our prospectus

The amount that we may pay to redeem stock for redemptions is the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 3	90.0% of Redemption Amount
3 or more but less than 4	95.0% of Redemption Amount
4 or more	100.0% of Redemption Amount

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount the stockholder paid for their shares or the price per share in the current offering. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our board of directors. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

There are several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

•	Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or bankruptcy, we may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Sponsor is acting as our sponsor.

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 8. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 as if the Company’s acquisitions discussed in Note 3 were completed as of March 12, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	Year Ended December 31, 2014	Period From March 12, 2013 (date of inception) through December 31, 2013
Pro forma revenue	$1,808,859	$1,434,631
Pro forma operating expenses	(2,393,769)	(1,734,654)
Pro forma net loss attributable to common shareholders	(2,088,712)	(1,353,968)
Pro forma net loss per common share, basic and diluted	$(3.83)	$(2.57)
Pro forma weighted average number of common shares outstanding, basic and diluted	545,709	525,915

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The pro forma financial information for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were adjusted to exclude approximately $0.4 million and none, respectively, for acquisition related expenses.

Note 9. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the year ended December, 31, 2014 (there were no operations from the period from March 12, 2013 (date of inception) through December 31, 2013):

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$205,442	$459,693
Total operating expenses	—	412,853	723,462	748,758
Operating loss	—	(412,853)	(518,020)	(289,065)
Net loss	—	(412,853)	(599,148)	(423,634)
Net loss attributable to common shareholders	—	(357,246)	(694,376)	(765,635)
Net loss per share-basic and diluted	—	(6.20)	(2.14)	(1.27)

Note 10. Subsequent Events

Acquisition – Six Property Portfolio

On August 14, 2014, we, through six wholly-owned subsidiaries of our Operating Partnership, executed six partial assignments of the purchase and sale agreement originally executed by a subsidiary of our Sponsor on July 7, 2014, with unaffiliated third parties (the “Six Property Purchase Agreement”), for the acquisition of six self storage facilities located in California, Illinois and Colorado (the “Six Property Portfolio”). The aggregate purchase price for the Six Property Portfolio is approximately $15.9 million, plus closing costs and acquisition fees.

On January 29, 2015, we closed on one self storage facility located in Colorado representing the first phase (the “First Phase”) of the acquisition of the Six Property Portfolio for a purchase price of approximately $4.2 million, plus closing costs and acquisition fees. We funded the First Phase of the Six Property Portfolio with a combination of proceeds from an issuance of approximately $2.0 million of Preferred Units in our Operating Partnership and a draw of approximately $2.6 million under the KeyBank Facility. We incurred acquisition fees of approximately $42,000 in connection with the First Phase acquisition.

On February 5, 2015, we closed on the remaining five self storage facilities located in California and Illinois representing the second phase (the “Second Phase”) of the acquisition of the Six Property Portfolio for a purchase price of approximately $11.7 million, plus closing costs and acquisition fees. We funded the Second Phase of the Six Property Portfolio with a combination of proceeds from an issuance of approximately $5.2 million of Preferred Units in our Operating Partnership, a draw of approximately $5.7 million under the KeyBank Facility, and proceeds from our Private Offering. We incurred acquisition fees of approximately $117,000 in connection with the Second Phase acquisition.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The Six Property Portfolio includes the properties in the table below:

Property	Address	Purchase Price	Year Built	Physical Occupancy (1)
Colorado Springs - CO	3850 Airport Rd., Colorado Springs, CO 80910	$4,170,000	1983	83%
Riverside - CA	7211 Arlington Ave. Riverside, CA 92503	2,030,000	1980	86%
Stockton - CA	7760 Lorraine Ave. Stockton, CA 95210	1,540,000	1984	90%
Azusa - CA	1111 W. Gladstone Street, Azusa, CA 91702	4,140,000	1986	91%
Romeoville - IL	1302 Marquette Drive, Romeoville, IL 60446	3,380,000	1986	82%
Elgin - IL	1001 Toll Gate Road, Elgin, IL	640,000	1986	79%

Total		$15,900,000

(1)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2014.

Offering Status

As of March 24, 2015, in connection with our Private Offering we had issued approximately 830,000 shares of our common stock for gross proceeds of approximately $8.3 million.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company				Gross Carrying Amount at December 31, 2014
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Fort Pierce	FL	$988,659	$700,000	$3,060,000	$3,760,000	$92,044	$700,000	$3,152,044	$3,852,044	$(46,005)	2008	7/31/2014
Las Vegas I	NV	5,360,706	2,180,000	6,865,000	9,045,000	101,561	2,180,000	6,966,561	9,146,561	(98,262)	1999	7/31/2014
Las Vegas II	NV	3,196,021	1,380,000	4,460,000	5,840,000	128,874	1,380,000	4,588,874	5,968,874	(38,569)	1996	9/29/2014

		$9,545,386	$4,260,000	$14,385,000	$18,645,000	$322,479	$4,260,000	$14,707,479	$18,967,479	$(182,836)

Activity in real estate facilities during 2014 was as follows:

2014
Real estate facilities
Balance at beginning of year	$—
Facility acquisitions	18,645,000
Improvements	322,479

Balance at end of year	$18,967,479

Accumulated depreciation
Balance at beginning of year	$—
Depreciation expense	182,836

Balance at end of year	$182,836

Real estate facilities, net	$18,784,643

S-1

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.3	Amended and Restated Bylaws of Strategic Growth Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

10.1	Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.2*	Second Amended and Restated Advisory Agreement by and among Strategic Storage Growth Trust, Inc., SS Growth Operating Partnership, L.P. and SS Growth Advisor, LLC

10.4	Strategic Storage Trust II, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

10.5*	Employee and Director Long-Term Incentive Plan of Strategic Storage Growth Trust, Inc.

10.6	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P. establishing Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.7	Series A Cumulative Redeemable Preferred Unit Purchase Agreement, incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.8	Credit Agreement with KeyBank, N.A. dated July 31, 2014, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.9	Six Property Portfolio Purchase and Sale Agreement, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.10	Partial Assignment for one Property of the Six Property Portfolio, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.11	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

21.1	Subsidiaries of Strategic Storage Growth Trust, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

Exhibit No.	Description

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.