Form 10-Q
period 2015-03-31
Strategic Storage Growth Trust, Inc.
filed 2015-05-14
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(877) 327-3485

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2015, there were 839,566 outstanding shares of common stock of the registrant.

FORM 10-Q

STRATEGIC STORAGE GROWTH TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Storage Growth Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$8,750,000	$4,260,000
Buildings	22,973,725	13,815,359
Site improvements	1,927,970	892,120

	33,651,695	18,967,479
Accumulated depreciation	(381,508)	(182,836)

	33,270,187	18,784,643
Construction in process	2,050	—

Real estate facilities, net	33,272,237	18,784,643
Cash and cash equivalents	4,478,051	4,500,298
Other assets	420,603	709,604
Deferred financing costs, net of accumulated amortization	552,908	523,053
Intangible assets, net of accumulated amortization	1,750,573	450,285

Total assets	$40,474,372	$24,967,883

LIABILITIES AND EQUITY
Secured debt	$17,850,000	$9,545,386
Accounts payable and accrued liabilities	831,682	339,582
Distributions payable to preferred unitholders in our Operating Partnership	522,991	229,761
Due to affiliates	1,892,965	1,849,448

Total liabilities	21,097,638	11,964,177

Commitments and contingencies (Note 8)
Preferred equity in our Operating Partnership	17,173,070	9,908,304

Equity:
Strategic Storage Growth Trust, Inc. equity:

Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 830,366 and 740,814 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	831	741
Additional paid-in capital	5,281,958	4,839,882
Accumulated deficit	(3,120,150)	(1,817,257)

Total Strategic Storage Growth Trust, Inc. equity	2,162,639	3,023,366

Noncontrolling interests in our Operating Partnership	41,025	72,036

Total equity	2,203,664	3,095,402

Total liabilities and equity	$40,474,372	$24,967,883

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Self storage rental revenue	$917,326	$—
Ancillary operating revenue	34,327	—

Total revenues	951,653	—

Operating expenses:
Property operating expenses	423,290	—
Property operating expenses – affiliates	134,794	—
General and administrative	300,113	—
Depreciation	200,135	—
Intangible amortization expense	279,712	—
Acquisition expense - affiliates	185,381	—
Other property acquisition expenses	69,009	—

Total operating expenses	1,592,434	—

Operating loss	(640,781)	—
Other expenses:
Interest expense	(132,450)	—
Deferred financing amortization expense	(56,080)	—
Other	(5,018)	—

Net loss	(834,329)	—
Less: Distributions to preferred unitholders in our Operating Partnership	(414,809)	—
Less: Accretion of preferred equity costs	(84,766)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	31,011	—

Net loss attributable to Strategic Storage Growth Trust, Inc. common shareholders	$(1,302,893)	$—

Net loss per share—basic and diluted	$(1.60)	$—

Weighted average shares outstanding—basic and diluted	815,227	100

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership
Balance as of December 31, 2014	740,814	$741	$4,839,882	$(1,817,257)	$3,023,366	$72,036	$3,095,402	$9,908,304
Gross proceeds from issuance of common stock	89,552	90	846,195	—	846,285	—	846,285	—
Offering costs	—	—	(404,119)	—	(404,119)	—	(404,119)	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	(1,302,893)	(1,302,893)	—	(1,302,893)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	(31,011)	(31,011)	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	7,197,995
Preferred equity issuance costs	—	—	—	—	—	—	—	(17,995)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	84,766

Balance as of March 31, 2015	830,366	$831	$5,281,958	$(3,120,150)	$2,162,639	$41,025	$2,203,664	$17,173,070

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(834,329)	$—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	535,927	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(312,971)	—
Accounts payable and accrued liabilities	311,689	—
Due to affiliates	496,066	—

Net cash provided by operating activities	196,382	—

Cash flows from investing activities:
Purchase of real estate	(15,900,000)	—
Additions to real estate facilities	(85,016)	—
Return of deposits on acquisition of real estate facilities	500,000	—

Net cash flows used in investing activities	(15,485,016)	—

Cash flows from financing activities:
Proceeds from issuance of secured debt	8,304,614	—
Proceeds from issuance of preferred equity in our Operating Partnership	7,180,000	—
Gross proceeds from issuance of common stock	906,285	—
Offering costs	(902,891)	—
Deferred financing costs	(100,042)	—
Distributions paid to preferred unitholders in our Operating Partnership	(121,579)	—

Net cash flows provided by financing activities	15,266,387	—

Net change in cash and cash equivalents	(22,247)	—
Cash and cash equivalents, beginning of period	4,500,298	202,000

Cash and cash equivalents, end of period	$4,478,051	$202,000

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$117,300	$—
Supplemental disclosure of noncash activities:
Other assets included in due to affiliates	$15,000	$—
Offering costs included in accounts payable and accrued liabilities	$16,206	$—
Offering costs included in due to affiliates	$169,908	$—
Deferred financing costs included in due to affiliates	$41,523	$—
Purchase of real estate in accounts payable and accrued liabilities	$281,250	$—
Distributions payable to preferred unitholders in our Operating Partnership	$354,396	$—
Preferred equity issuance costs	$17,995	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 1. Organization

Strategic Storage Growth Trust, Inc., a Maryland corporation (the “Company”), was formed on March 12, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Growth Trust, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of March 31, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

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

On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. On January 16, 2015, we terminated the Private Offering and on January 20, 2015, our Public Offering was declared effective. We raised gross offering proceeds of approximately $7.8 million from the issuance of 830,000 shares pursuant to the Private Offering. As of March 31, 2015, we had not sold any shares in our Public Offering. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of March 31, 2015, we owned nine self storage facilities located in five states.

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

March 31, 2015

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2015 and December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the useful lives of real estate assets and intangibles. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $1.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2015. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2015 and 2014 we expensed approximately $0.3 million and none of acquisition-related transaction costs, respectively.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2015 and 2014, no impairment losses were recognized.

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

Allowance for Doubtful Accounts

Tenant accounts receivable, which are included in other assets in the accompanying consolidated balance sheets, is reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate asset have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-35 years
Site Improvements	10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2015 and December 31, 2014, the gross amount allocated to in-place lease intangibles was approximately $2.3 million and $0.7 million respectively, and accumulated amortization of in-place lease intangibles totaled approximately $0.5 million and $0.3 million respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2015 and December 31, 2014, accumulated amortization of deferred financing costs totaled approximately $122,000 and $65,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Through March 31, 2015 we had not received any requests for redemptions. Additionally, as of March 31, 2015, we had not issued any shares under our distribution reinvestment plan and therefore there is no amount redeemable pursuant to our share redemption program.

Fair Value Measurements

The accounting standard for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and provides for expanded disclosure about fair value measurements. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

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

The carrying amounts of cash and cash equivalents, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest will be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity”. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted the guidance effective January 1, 2015. As we have had no dispositions since our inception, there was no financial statement impact upon adoption.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2015:

Real estate facilities
Balance at December 31, 2014	$18,967,479
Facility acquisitions	14,601,250
Improvements and additions	85,016

Balance at March 31, 2015	$33,653,745

Accumulated depreciation
Balance at December 31, 2014	$(182,836)
Depreciation expense	(198,672)

Balance at March 31, 2015	$(381,508)

On August 14, 2014, the Company, through six wholly-owned subsidiaries of our Operating Partnership, executed six partial assignments of the purchase and sale agreement originally executed by a subsidiary of our Sponsor on July 7, 2014, with unaffiliated third parties, for the acquisition of six self storage facilities located in California, Illinois and Colorado (the “Six Property Portfolio”).

On January 29, 2015, we closed on one self storage facility located in Colorado representing the first phase (the “First Phase”) of the acquisition of the Six Property Portfolio for a purchase price of approximately $4.2 million, plus closing costs and acquisition fees. On February 5, 2015, we closed on the remaining five self storage facilities located in California and Illinois representing the second phase (the “Second Phase”) of the acquisition of the Six Property Portfolio for a purchase price of approximately $12 million, plus closing costs and acquisition fees. We funded the First and Second Phases of the Six Property Portfolio with a combination of proceeds from draws under the KeyBank Facility (Note 5), issuance of preferred units in our Operating Partnership (Note 6) and proceeds from our Private Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The following table summarizes the purchase price allocation for our acquisitions during the three months ended March 31, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles(1)	Total(2)	Debt Issued	2015 Revenue(3)	2015 Property Operating Income(4)
Colorado Springs – CO	01/29/15	$3,876,875	$340,000	$4,216,875	$2,564,614	$84,408	$42,702
Riverside – CA	02/05/15	1,776,875	300,000	2,076,875	947,524	73,276	36,635
Stockton – CA	02/05/15	1,396,875	190,000	1,586,875	439,230	63,003	30,282
Azusa – CA	02/05/15	3,846,875	340,000	4,186,875	2,500,668	102,814	63,369
Romeoville – IL	02/05/15	3,086,875	340,000	3,426,875	1,852,578	84,475	45,950
Elgin – IL	02/05/15	616,875	70,000	686,875	—	54,465	23,524

Total		$14,601,250	$1,580,000	$16,181,250	$8,304,614	$462,441	$242,462

(1)	Intangible assets are amortized over a weighted average period of approximately 23 months.
(2)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(3)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2015, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $160,000 for the three months ended March 31, 2015.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the three months ended March 31, 2015, and 2014 as if the Company’s acquisitions were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the three months ended
	March 31, 2015	March 31, 2014
Pro forma revenue	$1,235,194	$1,104,273
Pro forma operating expenses	(1,584,599)	(1,296,687)
Pro forma net loss attributable to common shareholders	(1,091,293)	(1,037,880)
Pro forma net loss per common share, basic and diluted	$(1.34)	$(1.27)
Weighted average number of common shares outstanding, basic and diluted	815,227	815,227

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The pro forma financial information for the three months ended March 31, 2015 and 2014 were adjusted to exclude approximately $0.3 million and none, respectively, for acquisition related expenses.

Note 5. Secured Debt

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

On January 29, 2015, we closed on the First Phase of the Six Property Portfolio. An additional approximate $2.6 million from the KeyBank Facility was used to finance this transaction. On February 5, 2015, we closed on the Second Phase of the acquisition of the Six Property Portfolio, which was partially funded by an additional draw of approximately $5.7 million under the KeyBank Facility. As of March 31, 2015, the amount outstanding on the KeyBank Facility was $17,850,000.

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

March 31, 2015

Additionally, on July 31, 2014, our Operating Partnership purchased an interest rate cap with a notional amount of $15 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2016.

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2015:

2015	$—
2016	—
2017	17,850,000
2018	—
2019	—
2020 and thereafter	—

Total payments	$17,850,000

Note 6. Preferred Equity

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

On January 29, 2015, and February 5, 2015 we closed on the First Phase and Second Phase, respectively, of the Six Property Portfolio. These acquisitions were funded in part by the issuance of approximately 80,000 and 208,000 Preferred Units in our Operating Partnership, respectively, which were issued for $2.0 million and $5.2 million, respectively. As of March 31, 2015, the Preferred Investor had invested an aggregate of approximately $17.5 million in our Operating Partnership and received approximately 700,000 Preferred Units in our Operating Partnership.

The holders of Preferred Units will receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of March 31, 2015 and December 31, 2014, we had elected to defer the additional distributions and had accrued approximately $0.3 and $0.2 million of such distributions, respectively.

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

Note 7. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager, entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. Additionally, the advisory agreement (the “Private Offering Advisory Agreement”) and dealer manager agreement (the “Private Offering Dealer Manager Agreement”) executed in connection with the Private Offering, entitled our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Private Offering were paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Private Offering pursuant to the Private Offering Advisory Agreement. Organization and offering costs incurred in connection with the Private Offering consisted of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Private Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We have incurred and will continue to incur similar organization and offering costs in connection with the Public Offering. Pursuant to the Advisory Agreement, our Advisor must reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor will receive various fees and expenses under the terms of our Advisory Agreement and the Private Offering Advisory Agreement. As discussed above, we will be required under our Advisory Agreement and the Private Offering Advisory Agreement to reimburse our Advisor for organization and offering

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

costs from the Private Offering and the Public Offering; provided, however, pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

The Advisory Agreement will also require our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor will receive acquisition fees equal to 1.75% and 1%, respectively, of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses our Advisor incurs pursuant to the Advisory Agreement and the Private Offering Advisory Agreement. Our Advisor will also receive a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of our average invested assets, as defined. We may also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor may reallow a portion of the financing fee to a third party in the event such party assisted us in arranging such financing.

Under our Advisory Agreement, our Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. As provided under the Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. We will also pay our Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee will be paid in connection with properties that we anticipate developing or expanding within 12 months of the acquisition of such properties. A development fee to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. Our Advisor may also be entitled to various subordinated distributions under the Second Amended and Restated Limited Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) merge with another entity enter or into an Extraordinary Transaction, as defined in the Second Amended and Restated Limited Partnership Agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquire our first real estate asset, pursuant to the Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

Dealer Manager Agreement

In connection with our Private Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.75% of gross proceeds from sales in the Private Offering under the terms of the dealer manager agreement for our Private Offering (the “Private Offering Dealer Manager Agreement”). In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager will enter into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Affiliated Dealer Manager

Our President and Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014 and the three months ended March 31, 2015, as well as any related amounts payable as of December 31, 2014 and March 31, 2015 (there were no related party costs during the three months ended March 31, 2014):

	Year Ended December 31, 2014			Three Months Ended March 31, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$421,921	$421,921	$—	$175,891	$—	$175,891
Asset management fees	36,248	—	36,248	40,361	—	76,609
Property management fees	68,146	—	68,146	94,433	—	162,579
Acquisition expenses	488,660	418,763	69,897	185,381	—	255,278
Capitalized
Deferred financing costs	323,822	158,280	165,542	41,523	—	207,065
Other assets	87,405	—	87,405	15,000	55,509	46,896
Additional Paid-in Capital
Selling commissions	470,336	442,337	27,999	60,033	88,032	—
Dealer Manager fee	201,572	189,571	12,001	25,728	37,729	—
Offering costs	1,422,211	40,001	1,382,210	169,908	583,471	968,647

Total	$3,520,321	$1,670,873	$1,849,448	$808,258	$764,741	$1,892,965

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014 our Sponsor acquired its interest in the Reinsurance Company from our President and Chief Executive Officer. For the three months ended March 31, 2015 and 2014, we recorded approximately $26,000 and none, respectively, of revenue from the program insurer.

Storage Auction Program

Our Chief Executive Officer and President, and our Senior Vice President – Property Management and the president of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For the three months ended March 31, 2015 and 2014, we did not incur any fees in connection with the Auction Company.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock at a purchase price per share of $9.50. We adopted a new distribution reinvestment plan in connection with the Public Offering (the “Public Offering Distribution Reinvestment Plan”). The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee is paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2015, we have not issued any shares through our distribution reinvestment plan.

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

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The complete terms of our share redemption program are described in our prospectus.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Note 9. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total revenues	$—	$—	$205,442	$459,693	$951,653
Total operating expenses	—	412,853	723,462	748,758	1,592,434
Operating loss	—	(412,853)	(518,020)	(289,065)	(640,781)
Net loss	—	(412,853)	(599,148)	(423,634)	(834,329)
Net loss attributable to the common shareholders	—	(357,246)	(694,376)	(765,635)	(1,302,893)
Net loss per share-basic and diluted	—	(6.20)	(2.14)	(1.27)	(1.60)

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 10. Subsequent Events

Stock Distribution Declaration

On April 13, 2015, our board of directors authorized a stock distribution of 0.01 shares of our common stock, $0.001 par value per share (“Common Stock”), or 1.0% of each outstanding share of Common Stock, to the stockholders of record at the close of business on June 30, 2015. Such stock distribution is to be issued on July 15, 2015.

Offering Status

As of May 8, 2015, in connection with our Private Offering and Public Offering we had issued approximately 840,000 shares of our common stock for gross proceeds of approximately $7.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of March 31, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area representing approximately 10.5 million rentable square feet. As a result of the Self Administration and Investment Management Transaction, our Sponsor and its affiliates provide asset and property management services to our Company and an additional REIT, Strategic Storage Trust II, Inc. (“SST II”). Our Company is focused on the development, redevelopment, lease-up and other opportunistic self storage investments. By contrast, SST II is focused on investing in stable, income-producing properties in primary and secondary markets.

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

Our Second Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). We raised a total of $7.8 million under our Private Offering, which was terminated on January 16, 2015. On January 20, 2015, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”).

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received from our Advisor to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2015, we owned approximately 98% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 2% of the common units are owned by our Advisor. As of March 31, 2015, our Operating Partnership had issued approximately 700,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $17.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

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

As of March 31, 2015, we owned nine self storage facilities located in five states comprising approximately 6,620 units and approximately 700,000 rentable square feet. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. SmartStop Self Storage, Inc., the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Our results of operations for the three months ended March 31, 2015 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

As of March 31, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	3	1,830	173,600	25%	83.4%	25.2%
Colorado	1	680	61,800	9%	80.4%	8.9%
Florida	1	770	88,400	12%	74.6%	9.5%
Illinois	2	1,090	116,300	17%	77.8%	14.8%
Nevada	2	2,250	260,100	37%	75.7%	41.6%

Total	9	6,620	700,200	100%	78.3%	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 260 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 79,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2015.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the three months ended March 31, 2015.

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

As of March 31, 2015, we owned nine self storage properties in five states comprising approximately 6,620 units and approximately 700,000 rentable square feet. As of March 31, 2014 we owned no self storage properties. We believe there is little basis for comparison between the three months ended March 31, 2015 and 2014. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the three months ended March 31, 2015 and 2014 were approximately $0.9 million and none, respectively. The increase in rental revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six properties during the first quarter of 2015. We expect rental revenue to increase in future periods as we have a full quarter of operating results from the properties acquired in the first quarter of 2015, and commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended March 31, 2015 and 2014 were approximately $34,000 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six properties during the first quarter of 2015. We expect ancillary operating revenue to increase in future periods as we have a full quarter of operating results from the properties acquired in the first quarter of 2015, and commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2015 and 2014 were approximately $0.4 million and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six properties during the first quarter of 2015. We expect property operating expenses to increase in the future as we have a full quarter of operating results from the properties acquired in the first quarter of 2015, and commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2015 and 2014 were approximately $0.1 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six properties during the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods as we have a full quarter of operating results from the properties acquired in the first quarter of 2015, and commensurate with our future acquisition activity.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 and 2014 were approximately $0.3 million and none, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2015 and 2014 were approximately $0.5 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six properties during the first quarter of 2015. We expect depreciation and amortization expense to increase in future periods as we have a full quarter of results from our 2015 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2015 and 2014 were approximately $0.2 million and none, respectively. These acquisition expenses primarily relate to the costs associated with the six properties acquired in 2015. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2015 and 2014 were approximately $0.1 million and none, respectively. These acquisition expenses primarily relate to the costs associated with the six properties acquired in 2015. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 were approximately $0.1 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the KeyBank Facility to fund the acquisition of our three properties during the third quarter of 2014 and six properties during the first quarter of 2015. We expect interest expense to increase in future periods as we have a full quarter of interest from our existing debt and commensurate with future increases to our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended March 31, 2015 and 2014 were approximately $56,000 and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our three self storage properties in the third quarter of 2014 and six properties in the first quarter of 2015. We expect deferred financing amortization expense to increase in future periods as we have a full quarter of expense and commensurate with future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the three months ended March 31, 2015 and 2014 were approximately $415,000 and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $17.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our nine properties. We expect distributions to preferred unitholders in our Operating Partnership to increase in future periods as the preferred units used to purchase the Six Property Portfolio will be outstanding for an entire quarter.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Net cash flow provided by (used in):
Operating activities	$196,382	$—	$196,382
Investing activities	(15,485,016)	—	(15,485,016)
Financing activities	15,266,387	—	15,266,387

Cash flows provided by operating activities for the three months ended March 31, 2015 and 2014 were approximately $0.2 million and none, respectively, an increase in cash provided year to year of approximately $0.2 million. The change in cash provided by our operating activities is primarily the result of incurring a net loss of approximately $0.8 million in the first quarter of 2015, adjusted for depreciation and amortization of approximately $0.5 million, and changes in balance sheet accounts, primarily accounts payable and accrued liabilities, other assets, and amounts due to affiliates, of approximately $0.5 million.

Cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were approximately $15.5 million and none, respectively, an increase in the use of cash of approximately $15.5 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $15.9 million for the purchase of the Six Property Portfolio.

Cash flows provided by financing activities for the three months ended March 31, 2015 and 2014 were approximately $15.3 million and none, respectively, a change of approximately $15.3 million. The change in cash provided by financing activities over the prior period was comprised of approximately $0.9 million from the issuance of common stock, approximately $8.3 million from the issuance of secured debt, and approximately $7.2 million from the issuance of preferred equity in our Operating Partnership. This was offset by approximately $0.9 million in offering costs, approximately $0.1 million in deferred financing costs, and approximately $0.1 million in distributions to preferred unit holders.

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

Distribution Policy

As of March 31, 2015, we had not declared or paid any distributions.

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

Indebtedness

As of March 31, 2015, we had $17.85 million of outstanding consolidated indebtedness. As of March 31, 2015, all of our indebtedness was variable rate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015:

	Payments due during the years ending December 31,
	Total	2015	2016 -2017	2018 -2019	thereafter
Mortgage interest(1)	$1,425,000	$458,000	$967,000	$—	$—
Mortgage principal	17,850,000	—	17,850,000	—	—

Total contractual obligations	$19,275,000	$458,000	$18,817,000	$—	$—

(1)	The interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2015.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of March 31, 2015 our debt consisted of $17.85 million in variable rate debt. As of December 31, 2014, our debt consisted of approximately $9.5 million in variable rate debt. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.2 million annually.

The Preferred Unit holder is entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) to pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Based on the approximately $17.5 million of Preferred Units outstanding as of March 31, 2015, if LIBOR increased by 100 basis points, the total distributions to the Preferred Units would increase by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	$17,850,000	—	—	—	$17,850,000
Average interest rate(1)	3.42%	3.42%	3.42%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on March 31, 2015.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Such risk factors should be considered carefully with the information provided elsewhere in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of May 8, 2015, we have raised approximately $100,000 in our Public Offering.

(c)	Our share redemption program, enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended March 31, 2015, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No.1 to the Company’s Registration Statement on Form S-11, filed on April 15, 2015, Commission File No. 333-193480

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC. (Registrant)

Dated: May 13, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer