Form 10-Q
period 2015-06-30
Strategic Storage Growth Trust, Inc.
filed 2015-08-10
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 961,048 outstanding shares of common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$8,750,000	$4,260,000
Buildings	23,015,352	13,815,359
Site improvements	1,931,820	892,120

	33,697,172	18,967,479
Accumulated depreciation	(626,456)	(182,836)

	33,070,716	18,784,643
Construction in process	65,886	—

Real estate facilities, net	33,136,602	18,784,643
Cash and cash equivalents	4,298,334	4,500,298
Other assets	491,714	709,604
Deferred financing costs, net of accumulated amortization	495,959	523,053
Intangible assets, net of accumulated amortization	1,408,159	450,285

Total assets	$39,830,768	$24,967,883

LIABILITIES AND EQUITY
Secured debt	$17,850,000	$9,545,386
Accounts payable and accrued liabilities	676,232	339,582
Distributions payable to preferred unitholders in our Operating Partnership	636,411	229,761
Due to affiliates	2,055,793	1,849,448

Total liabilities	21,218,436	11,964,177

Commitments and contingencies (Note 8)
Preferred equity in our Operating Partnership	17,267,331	9,908,304

Equity:
Strategic Storage Growth Trust, Inc. equity:

Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 892,415 and 740,814 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	893	741
Additional paid-in capital	5,606,396	4,839,882
Accumulated deficit	(4,275,077)	(1,817,257)

Total Strategic Storage Growth Trust, Inc. equity	1,332,212	3,023,366

Noncontrolling interests in our Operating Partnership	12,789	72,036

Total equity	1,345,001	3,095,402

Total liabilities and equity	$39,830,768	$24,967,883

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Self storage rental revenue	$1,191,517	$—	$2,108,843	$—
Ancillary operating revenue	50,238	—	84,565	—

Total revenues	1,241,755	—	2,193,408	—

Operating expenses:
Property operating expenses	527,919	—	951,209	—
Property operating expenses – affiliates	137,088	—	271,882	—
General and administrative	289,222	199,124	589,335	199,124
Depreciation	247,436	—	447,572	—
Intangible amortization expense	342,415	—	622,126	—
Acquisition expense - affiliates	49,317	161,017	234,698	161,017
Other property acquisition expenses	26,565	—	95,574	—

Total operating expenses	1,619,962	360,141	3,212,396	360,141

Operating loss	(378,207)	(360,141)	(1,018,988)	(360,141)

Other income (expenses):
Interest expense	(161,605)	—	(294,055)	—
Deferred financing amortization expense	(56,950)	—	(113,030)	—
Other	5,995	—	978	—

Net loss	(590,767)	(360,141)	(1,425,095)	(360,141)
Less: Distributions to preferred unitholders in our Operating Partnership	(498,128)	—	(912,936)	—
Less: Accretion of preferred equity costs	(94,260)	—	(179,027)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	28,237	49,179	59,247	49,179

Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,154,918)	$(310,962)	$(2,457,811)	$(310,962)

Net loss per share—basic and diluted	$(1.36)	$(5.40)	$(2.94)	$(10.71)

Weighted average shares outstanding—basic and diluted	849,398	57,628	835,019	29,023

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership
Balance as of December 31, 2014	740,814	$741	$4,839,882	$(1,817,257)	$3,023,366	$72,036	$3,095,402	$9,908,304
Gross proceeds from issuance of common stock	142,752	143	1,378,142	—	1,378,285	—	1,378,285	—
Offering costs	—	—	(611,628)	—	(611,628)	—	(611,628)	—
Distribution of common stock	8,849	9	—	(9)	—	—	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	(2,457,811)	(2,457,811)	—	(2,457,811)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	(59,247)	(59,247)	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	7,197,995
Preferred equity issuance costs	—	—	—	—	—	—	—	(17,995)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	179,027

Balance as of June 30, 2015	892,415	$893	$5,606,396	$(4,275,077)	$1,332,212	$12,789	$1,345,001	$17,267,331

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,425,095)	$(360,141)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization	1,182,728	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(255,232)	—
Accounts payable and accrued liabilities	372,059	—
Due to affiliates	509,585	359,211

Net cash provided by (used in) operating activities	384,045	(930)

Cash flows from investing activities:
Purchase of real estate	(16,181,250)	—
Additions to real estate facilities	(130,493)	—
Deposit on acquisition of real estate facility	(100,000)	—
Return of deposits on acquisition of real estate facilities	500,000	—

Net cash used in investing activities	(15,911,743)	—

Cash flows from financing activities:
Proceeds from issuance of secured debt	8,304,614	—
Proceeds from issuance of preferred equity in our Operating Partnership	7,180,000	—
Gross proceeds from issuance of common stock	1,401,945	1,351,741
Offering costs	(954,497)	(137,894)
Deferred financing costs	(100,042)	—
Distributions paid to preferred unitholders in our Operating Partnership	(506,286)	—
Due to affiliates	—	(350,000)

Net cash provided by financing activities	15,325,734	863,847

Net change in cash and cash equivalents	(201,964)	862,917
Cash and cash equivalents, beginning of period	4,500,298	202,000

Cash and cash equivalents, end of period	$4,298,334	$1,064,917

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$279,063	$—
Supplemental disclosure of noncash activities:
Other assets included in due to affiliates	$10,000	$—
Proceeds from issuance of common stock in other assets	$36,340	$—
Offering costs included in accounts payable and accrued liabilities	$17,800	$—
Offering costs included in due to affiliates	$324,217	$3,568
Deferred financing costs included in due to affiliates	$41,523	$—
Construction in process in accounts payable and accrued liabilities	$63,836	$—
Distributions payable to preferred unitholders in our Operating Partnership	$467,826	$—
Preferred equity issuance costs	$17,995	$—
Non-cash transactions with our Prior Sponsor and affiliates	$—	$1,595,784

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 1. Organization

Strategic Storage Growth Trust, Inc., a Maryland corporation (the “Company”), was formed on March 12, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Growth Trust, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor” or “SmartStop”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of June 30, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On June 15, 2015, our Sponsor and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of our Sponsor and Extra Space, entered into a definitive Agreement and Plan of Merger in which our Sponsor will be acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. Our stockholders will not participate in the merger. This transaction requires the approval of SmartStop’s stockholders, which requires the filing of a proxy statement with the SEC. The SmartStop stockholder meeting is currently scheduled to take place on September 29, 2015 and we expect the merger will close shortly thereafter.

At the closing of the merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, will be sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President and the Chairman of the Board of Directors, Chief Executive Officer and President of SmartStop. The current executive management team of SmartStop will continue to serve as the executive management team for SmartStop Asset Management. In addition, our management team will remain the same, as well as the management team of our Advisor and Property Manager.

At the closing of the merger, our Property Manager will enter into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space will acquire the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we will no longer utilize this brand. The properties we own will be re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by an affiliate of SmartStop Asset Management and will continue to be branded using the “SmartStop® Self Storage” brand.

Our Advisor, a Delaware limited liability company, was formed on March 12, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our Sponsor.

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of 830,000 shares pursuant to the Private Offering. On January 20, 2015 we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

As of June 30, 2015, we had sold approximately 883,500 shares in our Public and Private Offerings. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of June 30, 2015, we owned nine self storage facilities located in five states.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000. On May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. We conduct certain activities (such as tenant insurance, selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, pursuant to the Self Administration and Investment Management Transaction, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2015 and December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $1.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2015. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2015 and 2014, we expensed approximately $0.1 and $0.2 respectively, of acquisition-related transaction costs and during the six months ended June 30, 2015 and 2014 we expensed approximately $0.3 million and $0.2 of acquisition-related transaction costs, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2015 and 2014, no impairment losses were recognized.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-35 years
Site Improvements	7-10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2015 and December 31, 2014, the gross amount allocated to in-place lease intangibles was approximately $2.3 million and $0.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $0.9 million and $0.3 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2015 and December 31, 2014, accumulated amortization of deferred financing costs totaled approximately $178,000 and $65,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We will record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares will be redeemable at the option of the holder and therefore their redemption will be outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and will be presented as redeemable common stock in the accompanying consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation for us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares will be contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

Through June 30, 2015 we had not received any requests for redemptions. Additionally, as of June 30, 2015, we had not issued any shares under our distribution reinvestment plan and therefore there is no amount redeemable pursuant to our share redemption program.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have filed elections to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS may perform additional services for our customers and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS will follow accounting guidance which will require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Equity and Per Share Data

We currently have no potentially dilutive instruments. Both basic and diluted earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

On April 13, 2015, our board of directors authorized a stock distribution of 0.01 shares of our common stock, $0.001 par value per share (“Common Stock”), or 1.0% of each outstanding share of Common Stock, to the stockholders of record at the close of business on June 30, 2015 which totaled 8,849 shares and were issued on July 15, 2015. Such distribution of common stock was included in the accompanying consolidated statement of equity at June 30, 2015.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning December 15, 2017 and early adoption is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity”. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted the guidance effective January 1, 2015. As we have had no dispositions since our inception, there is no financial statement impact at this time.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2015:

Real estate facilities
Balance at December 31, 2014	$18,967,479
Facility acquisitions	14,601,250
Improvements and additions	128,443

Balance at June 30, 2015	$33,697,172

Accumulated depreciation
Balance at December 31, 2014	$(182,836)
Depreciation expense	(443,620)

Balance at June 30, 2015	$(626,456)

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The following table summarizes the purchase price allocation for our acquisitions during the six months ended June 30, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles(1)	Total(2)	Debt Issued	2015 Revenue(3)	2015 Property Operating Income(4)
Colorado Springs – CO	01/29/15	$3,876,875	$340,000	$4,216,875	$2,564,614	$191,276	$99,367
Riverside – CA	02/05/15	1,776,875	300,000	2,076,875	947,524	186,322	80,673
Stockton – CA	02/05/15	1,396,875	190,000	1,586,875	439,230	161,163	71,464
Azusa – CA	02/05/15	3,846,875	340,000	4,186,875	2,500,668	270,005	168,650
Romeoville – IL	02/05/15	3,086,875	340,000	3,426,875	1,852,578	220,321	113,619
Elgin – IL	02/05/15	616,875	70,000	686,875	—	140,180	54,335

Total		$14,601,250	$1,580,000	$16,181,250	$8,304,614	$1,169,267	$588,108

(1)	Intangible assets are amortized over a weighted average period of approximately 23 months.
(2)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(3)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2015, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $160,000 for the six months ended June 30, 2015.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the six months ended June 30, 2015, and 2014 as if the Company’s acquisitions were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2015	June 30, 2014
Pro forma revenue	$2,476,949	$2,208,546
Pro forma operating expenses	(3,019,086)	(2,828,901)
Pro forma net loss attributable to common stockholders	(2,027,409)	(2,436,679)
Pro forma net loss per common share, basic and diluted	$(2.43)	$(20.76)
Weighted average number of common shares outstanding, basic and diluted	835,019	117,394

The pro forma financial information for the six months ended June 30, 2015 and 2014 was adjusted to exclude approximately $0.3 million and $0.2 million, respectively, for acquisition related expenses.

Note 5. Secured Debt

KeyBank Facility

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a senior secured revolving term loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement (the “Credit Agreement”) for the purpose of funding real property acquisitions. The maximum amount we could borrow under the KeyBank Facility initially was $20,000,000 which was required to be fully funded through a maximum of six draws no later than March 31, 2015.

The initial amount funded at closing was approximately $6.3 million, approximately $1 million of which was used to partially fund the acquisition of the Ft. Pierce property and approximately $5.3 million for the Las Vegas I property. An additional amount was funded on September 29, 2014 of approximately $3.2 million which was used to partially fund the acquisition of the Las Vegas II property.

On January 29, 2015, we closed on the First Phase of the Six Property Portfolio. An additional approximate $2.6 million from the KeyBank Facility was used to finance this transaction. On February 5, 2015, we closed on the Second Phase of the acquisition of the Six Property Portfolio, which was partially funded by an additional draw of approximately $5.7 million under the KeyBank Facility. As of June 30, 2015, the amount outstanding on the KeyBank Facility was $17,850,000.

The Borrower has the right to request the KeyBank Facility be increased up to $150,000,000 in minimum increments of $20,000,000 during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. The Borrower elected to have the LIBOR apply to its initial draws, which equated to an initial interest rate of approximately 3.43%.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2015:

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

June 30, 2015

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

On July 31, 2014, the Preferred Investor invested approximately $7.1 million in the first tranche of its Investment in our Operating Partnership which proceeds were used in connection with the acquisitions of the Ft. Pierce property and the Las Vegas I property and in exchange the Preferred Investor received approximately 280,000 Preferred Units in our Operating Partnership.

On September 29, 2014, the Preferred Investor invested approximately $2.8 million in the second tranche of its Investment in our Operating Partnership which proceeds were used in connection with the acquisition of the Las Vegas II property and in exchange the Preferred Investor received approximately 113,000 Preferred Units in our Operating Partnership. On December 31, 2014, we issued approximately 17,000 Preferred Units in our Operating Partnership to the Preferred Investor to cover the approximately $420,000 in costs incurred by the Preferred Investor in making its investment.

On January 29, 2015, and February 5, 2015, we closed on the First Phase and Second Phase, respectively, of the Six Property Portfolio. These acquisitions were funded in part by the issuance of approximately 80,000 and 208,000 Preferred Units in our Operating Partnership, respectively, which were issued for $2.0 million and $5.2 million, respectively. As of June 30, 2015, the Preferred Investor had invested an aggregate of approximately $17.5 million in our Operating Partnership and received approximately 700,000 Preferred Units in our Operating Partnership.

The holders of Preferred Units will receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of June 30, 2015 and December 31, 2014, we had elected to defer the additional distributions and had accrued approximately $0.5 and $0.2 million of such distributions, respectively.

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price (the “Redemption Price”) for the Preferred Units will be equal to: (i) in the event of a partial redemption, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions thereon to the date of redemption; and (ii) in the event of the redemption of all outstanding Preferred Units, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption. If fewer than all of the outstanding Preferred Units are to be redeemed at the option of our Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot or in such other manner as determined by us, as the general partner of our Operating Partnership to be fair and equitable to all holders of the Preferred Units.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor will receive various fees and expenses under the terms of our Advisory Agreement and the Private Offering Advisory Agreement. As discussed above, we will be required under our Advisory Agreement and the Private Offering Advisory Agreement to reimburse our Advisor for organization and offering costs from the Private Offering and the Public Offering; provided, however, pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Under our Advisory Agreement, our Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. As provided under the Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. We will also pay our Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee will be paid in connection with properties that we anticipate developing or expanding within 12 months of the acquisition of such properties. A development fee to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. Our Advisor may also be entitled to various subordinated distributions under the Second Amended and Restated Limited Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) merge with another entity or enter into an Extraordinary Transaction, as defined in the Second Amended and Restated Limited Partnership Agreement.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014 and the six months ended June 30, 2015, as well as any related amounts payable as of December 31, 2014 and June 30, 2015:

	Year Ended December 31, 2014			Six Months Ended June 30, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$421,921	$421,921	$—	$503,005	$195,405	$307,600
Asset management fees	36,248	—	36,248	85,744	—	121,992
Property management fees	68,146	—	68,146	186,138	—	254,284
Acquisition expenses	488,660	418,763	69,897	234,698	304,595	—
Capitalized
Deferred financing costs	323,822	158,280	165,542	41,523	—	207,065
Other assets	87,405	—	87,405	10,000	55,509	41,896
Additional Paid-in Capital
Selling commissions	470,336	442,337	27,999	97,272	125,271	—
Dealer Manager fee	201,572	189,571	12,001	41,689	53,690	—
Offering costs	1,422,211	40,001	1,382,210	324,217	583,471	1,122,956

Total	$3,520,321	$1,670,873	$1,849,448	$1,524,286	$1,317,941	$2,055,793

Tenant Insurance Program

Our Sponsor is participating in a tenant reinsurance program whereby customers of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Our Sponsor invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014 our Sponsor acquired its interest in the Reinsurance Company from our President and Chief Executive Officer. For the three months ended June 30, 2015 and 2014, we recorded approximately $39,000 and none, respectively, of revenue from the program insurer. For the six months ended June 30, 2015 and 2014, we recorded approximately $65,000 and none, respectively, of revenue from the program insurer.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Storage Auction Program

Our Chief Executive Officer and President, and our Senior Vice President – Property Management and the president of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For the three months ended June 30, 2015 and 2014, we incurred approximately $1,500 and none, respectively, of fees in connection with the Auction Company. For the six months ended June 30, 2015 and 2014, we incurred approximately $4,000 and none, respectively, of fees in connection with the Auction Company.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a new distribution reinvestment plan in connection with the Public Offering. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee is paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2015, we have not issued any shares through our distribution reinvestment plan.

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

Notwithstanding the foregoing, until we establish an estimated value per share, shares received as a stock distribution will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any distributed to the redeeming stockholder prior to the redemption date.

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

Note 9. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total revenues	$—	$205,442	$459,693	$951,653	$1,241,755
Total operating expenses	$360,141	$776,142	$748,790	$1,592,434	$1,619,962
Operating loss	$(360,141)	$(570,700)	$(289,097)	$(640,781)	$(378,207)
Net loss	$(360,141)	$(651,860)	$(423,634)	$(834,329)	$(590,767)
Net loss attributable to the common stockholders	$(310,962)	$(740,660)	$(765,635)	$(1,302,893)	$(1,154,918)
Net loss per share-basic and diluted	$(5.40)	$(2.28)	$(1.27)	$(1.60)	$(1.36)

Note 10. Subsequent Events

Purchase and Sale Agreement

On June 1, 2015, a subsidiary of the Company executed a ratification to a purchase and sale agreement with an unaffiliated third party (the “Baseline Property Purchase Agreement”) for the acquisition of a self storage facility located in Phoenix, Arizona (the “Baseline Property”). The Baseline Property will be developed by the seller into a self storage facility

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

that is expected to contain approximately 81,000 net rentable square feet and approximately 830 rental units. The purchase price for the Baseline Property is approximately $7 million, plus closing costs and acquisition fees. We expect the acquisition of the Baseline Property to close in the second quarter of 2016 after construction is complete on the self storage facility and a certificate of occupancy has been issued for the Baseline Property. We expect to fund the acquisition with the net proceeds from our Primary Offering. There can be no assurance that we will complete the acquisition. If we fail to acquire this property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Stock Distribution Declaration

On July 22, 2015, our board of directors authorized a stock distribution of 0.01 shares of our common stock, $0.001 par value per share, or 1.0% of each outstanding share of common stock, to the stockholders of record at the close of business on September 30, 2015. Such stock distribution is to be issued on October 15, 2015.

Offering Status

As of August 3, 2015, we had issued approximately 961,048 shares of our common stock for gross proceeds of approximately $9.1 million.

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor” or “SmartStop”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of June 30, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On June 15, 2015, our Sponsor and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of our Sponsor and Extra Space, entered into a definitive Agreement and Plan of Merger in which our Sponsor will be acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. Our stockholders will not participate in the merger. This transaction requires the approval of SmartStop’s stockholders, which requires the filing of a proxy statement with the SEC. The SmartStop stockholder meeting is currently scheduled to take place on September 29, 2015 and we expect the merger will close shortly thereafter.

At the closing of the merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, will be sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President and the Chairman of the Board of Directors, Chief Executive Officer and President of SmartStop. The current executive management team of SmartStop will continue to serve as the executive management team for SmartStop Asset Management. In addition, our management team will remain the same, as well as the management team of our Advisor and Property Manager.

At the closing of the merger, our Property Manager will enter into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space will acquire the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we will no longer utilize this brand. The properties we own will be re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by an affiliate of SmartStop Asset Management and will continue to be branded using the “SmartStop® Self Storage” brand.

Our Advisor, a Delaware limited liability company, was formed on March 12, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our Sponsor.

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of 830,000 shares pursuant to the Private Offering. On January 20, 2015 we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

As of June 30, 2015, we had sold approximately 883,500 shares in our Public and Private Offerings. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of June 30, 2015, we owned nine self storage facilities located in five states.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received from our Advisor to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of June 30, 2015, we owned approximately 98% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 2% of the common units are owned by our Advisor. As of June 30, 2015, our Operating Partnership had issued approximately 700,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $17.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

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

As of June 30, 2015, we owned nine self storage facilities located in five states comprising approximately 6,620 units and approximately 700,000 rentable square feet. While our properties are currently branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. SmartStop Self Storage, Inc., the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. Pursuant to the merger between our Sponsor and Extra Space, along with subsidiaries of each of our Sponsor and Extra Space, Extra Space will acquire the rights to the “SmartStop® Self Storage” brand in the United States and we will no longer utilize this brand. The properties we own will be re-branded under the Extra Space name. However, any properties owned or acquired in Canada will continue to be branded using the “SmartStop® Self Storage” brand.

Our results of operations for the three and six months ended June 30, 2015 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

As of June 30, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	3	1,830	173,600	25%	82%	28%
Colorado	1	680	61,800	9%	84%	9%
Florida	1	770	88,400	12%	82%	9%
Illinois	2	1,090	116,300	17%	76%	16%
Nevada	2	2,250	260,100	37%	77%	38%

Total	9	6,620	700,200	100%	79%	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 260 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 79,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2015.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the six months ended June 30, 2015.

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes commencing with the year ended December 31, 2014, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

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

As of June 30, 2015, we owned nine self storage properties in five states comprising approximately 6,620 units and approximately 700,000 rentable square feet. As of June 30, 2014 we owned no self storage properties. We believe there is little basis for comparison between the three and six months ended June 30, 2015 and 2014. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the three months ended June 30, 2015 and 2014 were approximately $1.2 million and none, respectively. The increase in rental revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended June 30, 2015 and 2014 were approximately $50,000 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2015 and 2014 were approximately $0.5 million and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect property operating expenses to fluctuate commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June, 2015 and 2014 were approximately $0.1 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect property operating expenses – affiliates to fluctuate commensurate with our future acquisition activity.

General and Administrative

General and administrative expenses for the three months ended June 30, 2015 and 2014 were approximately $0.3 million and $0.2 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2015 and 2014 were approximately $0.6 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect depreciation and amortization expense to increase commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2015 and 2014 were approximately $50,000 and $0.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the three self storage properties acquired in 2014 and the six self storage properties acquired in 2015. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2015 and 2014 were approximately $30,000 and none, respectively. These acquisition expenses primarily relate to the costs associated with the six self storage properties acquired in 2015. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 were approximately $0.2 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the KeyBank Facility to fund the acquisition of our three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect interest expense to fluctuate commensurate with our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended June 30, 2015 and 2014 were approximately $60,000 and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our three self storage properties in the third quarter of 2014 and six self storage properties in the first quarter of 2015. We expect deferred financing amortization expense to increase in future periods as we have additional future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the three months ended June 30, 2015 and 2014 were approximately $500,000 and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $17.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our nine self storage properties. We expect distributions to preferred unitholders in our Operating Partnership to fluctuate based on the outstanding balance of the preferred units.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the six months ended June 30, 2015 and 2014 were approximately $2.1 million and none, respectively. The increase in rental revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the six months ended June 30, 2015 and 2014 were approximately $85,000 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2015 and 2014 were approximately $1.0 million and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2015 and 2014 were approximately $0.3 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative

General and administrative expenses for the six months ended June 30, 2015 and 2014 were approximately $0.6 million and $0.2 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2015 and 2014 were approximately $1.1 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect depreciation and amortization expense to fluctuate commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2015 and 2014 were approximately $0.2 million and $0.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the three properties acquired in the third quarter of 2014 and the six properties acquired during the first quarter of 2015. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2015 and 2014 were approximately $0.1 million and none, respectively. These acquisition expenses primarily relate to the costs associated with the three properties acquired in the third quarter of 2014 and the six self storage properties acquired during the first quarter of 2015. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the six months ended June 30, 2015 and 2014 were approximately $0.3 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the KeyBank Facility to fund the acquisition of our three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect interest expense to fluctuate commensurate with our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the six months ended June 30, 2015 and 2014 were approximately $0.1 million and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our three self storage properties in the third quarter of 2014 and six self storage properties in the first quarter of 2015. We expect deferred financing amortization expense to increase in future periods as we obtain additional financing for future acquisitions.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the six months ended June 30, 2015 and 2014 were approximately $0.9 million and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $17.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our nine self storage properties. We expect distributions to preferred unitholders in our Operating Partnership to fluctuate depending on the outstanding preferred equity balance.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Net cash flow provided by (used in):
Operating activities	$384,045	$(930)	$384,975
Investing activities	$(15,911,743)	$—	$(15,911,743)
Financing activities	$15,325,734	$863,847	$14,461,887

Cash flows provided by (used in) operating activities for the six months ended June 30, 2015 and 2014 were approximately $0.4 million and ($900), respectively, an increase in cash provided year to year of approximately $0.4 million. The change in cash provided by our operating activities is primarily due to changes in balance sheet accounts, primarily accounts payable and accrued liabilities, other assets, and amounts due to affiliates totaling approximately $0.3 million.

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were approximately $15.9 million and none, respectively, an increase in the use of cash of approximately $15.9 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $16.2 million for the purchase of the Six Property Portfolio, offset by the net reimbursement of deposits for real estate facilities.

Cash flows provided by financing activities for the six months ended June 30, 2015 and 2014 were approximately $15.3 million and $0.9 million, respectively, a change of approximately $14.5 million. The change in cash provided by financing activities over the prior period was primarily comprised of approximately $8.3 million from the issuance of secured debt, offset by approximately $0.1 million in related deferred financing costs, and approximately $7.2 million from the issuance of preferred equity in our Operating Partnership, neither of which were issued during the prior period. Further amounts were offset by an increase in cash paid for offering costs of approximately $0.8 million and distributions paid to preferred unitholders in our Operating Partnership of approximately $0.5 million.

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

Distribution Policy

On April 13, 2015, our board of directors authorized a stock distribution of 0.01 shares of our common stock, $0.001 par value per share (“Common Stock”), or 1.0% of each outstanding share of Common Stock, to the stockholders of record at the close of business on June 30, 2015. Such stock distribution was issued on July 15, 2015.

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

Indebtedness

As of June 30, 2015, we had $17.85 million of outstanding consolidated indebtedness. As of June 30, 2015, all of our indebtedness was variable rate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015:

	Payments due during the years ending December 31,
	Total	2015	2016 -2017	2018-2019	Thereafter
Mortgage interest(1)	$1,326,000	$306,000	$1,020,000	$—	$—
Mortgage principal	17,850,000	—	17,850,000	—	—

Total contractual obligations	$19,176,000	$306,000	$18,870,000	$—	$—

(1)	The interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2015.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of June 30, 2015 our debt consisted of $17.85 million in variable rate debt. As of December 31, 2014, our debt consisted of approximately $9.5 million in variable rate debt. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.2 million annually.

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

Based on the approximately $17.5 million of Preferred Units outstanding as of June 30, 2015, if LIBOR increased by 100 basis points, the total distributions to the Preferred Units would increase by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	$17,850,000	—	—	—	$17,850,000
Average interest rate(1)	3.43%	3.43%	3.43%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on June 30, 2015.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Nelson Mullins Riley & Scarborough LLP (Nelson Mullins) acts as legal counsel to us and also represents our sponsor, advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of August 3, 2015, we have raised approximately $1.2 million in our Public Offering.

(c)	Our share redemption program, enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the six months ended June 30, 2015, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on July 15, 2015, Commission File No. 333-193480

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC. (Registrant)

Dated: August 10, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer