Form 10-Q
period 2015-09-30
Strategic Storage Growth Trust, Inc.
filed 2015-11-13
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(877) 872-1031

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

As of November 9, 2015, there were 2.1 million outstanding shares of Class A common stock and no outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$8,750,000	$4,260,000
Buildings	23,295,672	13,815,359
Site improvements	1,948,045	892,120

	33,993,717	18,967,479
Accumulated depreciation	(1,024,923)	(182,836)

	32,968,794	18,784,643
Construction in process	69,077	—

Real estate facilities, net	33,037,871	18,784,643
Cash and cash equivalents	2,170,633	4,500,298
Other assets	1,481,909	709,604
Deferred financing costs, net of accumulated amortization	468,615	523,053
Intangible assets, net of accumulated amortization	1,086,581	450,285

Total assets	$38,245,609	$24,967,883

LIABILITIES AND EQUITY
Secured debt	$17,850,000	$9,545,386
Accounts payable and accrued liabilities	676,525	339,582
Due to affiliates	650,419	1,849,448
Distributions payable to preferred unitholders in our Operating Partnership	844,767	229,761

Total liabilities	20,021,711	11,964,177

Commitments and contingencies (Note 8)
Preferred equity in our Operating Partnership	15,840,227	9,908,304

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 1,215,732 and 740,814 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,216	741
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	7,983,180	4,839,882
Accumulated deficit	(5,589,479)	(1,817,257)

Total Strategic Storage Growth Trust, Inc. equity	2,394,917	3,023,366

Noncontrolling interests in our Operating Partnership	(11,246)	72,036

Total equity	2,383,671	3,095,402

Total liabilities and equity	$38,245,609	$24,967,883

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Self storage rental revenue	$1,238,377	$199,457	$3,347,220	$199,457
Ancillary operating revenue	53,847	5,985	138,412	5,985

Total revenues	1,292,224	205,442	3,485,632	205,442

Operating expenses:
Property operating expenses	555,360	92,128	1,506,569	92,128
Property operating expenses – affiliates	145,689	48,604	417,571	48,604
General and administrative	318,957	92,809	908,290	291,933
Depreciation	401,211	57,689	848,785	57,689
Intangible amortization expense	321,579	82,215	943,704	82,215
Acquisition expense – affiliates	54,640	299,955	289,338	460,972
Other property acquisition expenses	39,226	102,742	134,800	102,742

Total operating expenses	1,836,662	776,142	5,049,057	1,136,283

Operating loss	(544,438)	(570,700)	(1,563,425)	(930,841)
Other income (expenses):
Interest expense	(158,902)	(48,508)	(452,957)	(48,508)
Deferred financing amortization expense	(59,517)	(32,652)	(172,554)	(32,652)
Other	4,057	—	5,033	—

Net loss	(758,800)	(651,860)	(2,183,903)	(1,012,001)
Less: Distributions to preferred unitholders in our Operating Partnership	(506,741)	(134,933)	(1,419,678)	(134,993)
Less: Accretion of preferred equity costs	(72,896)	—	(251,923)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	24,035	46,193	83,282	95,372

Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,314,402)	$(740,600)	$(3,772,222)	$(1,051,622)

Net loss per share—basic and diluted	$(1.26)	$(2.27)	$(4.18)	$(8.18)

Weighted average shares outstanding—basic and diluted	1,040,164	326,678	902,341	128,622

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership
Balance as of December 31, 2014	740,814	$741	—	$—	$4,839,882	$(1,817,257)	$3,023,366	$72,036	$3,095,402	$9,908,304
Gross proceeds from issuance of common stock	447,844	448	—	—	4,425,250	—	4,425,698	—	4,425,698	—
Offering costs	—	—	—	—	(1,284,233)	—	(1,284,233)	—	(1,284,233)	—
Issuance of restricted stock	6,250	6	—	—	(6)	—	—	—	—	—
Stock based compensation expense	—	—	—	—	2,308	—	2,308	—	2,308	—
Distribution of common stock	20,824	21	—	—	(21)	—	—	—	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	(3,772,222)	(3,772,222)	—	(3,772,222)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	(83,282)	(83,282)	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	7,197,995
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	(1,500,000)
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	(17,995)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	251,923

Balance as of September 30, 2015	1,215,732	$1,216	—	$—	$7,983,180	$(5,589,479)	$2,394,917	$(11,246)	$2,383,671	$15,840,227

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,183,903)	$(1,012,001)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,965,043	172,556
Expense related to issuance of restricted stock	2,308	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(314,863)	(43,380)
Accounts payable and accrued liabilities	350,358	303,698
Due to affiliates	(99,707)	(110,176)

Net cash used in operating activities	(280,764)	(689,303)

Cash flows from investing activities:
Purchase of real estate	(16,181,250)	(19,350,000)
Additions to real estate facilities	(455,795)	(4,790)
Deposits on acquisition of real estate facilities	(992,105)	(500,000)
Return of deposits on acquisition of real estate facilities	500,000	—

Net cash used in investing activities	(17,129,150)	(19,854,790)

Cash flows from financing activities:
Proceeds from issuance of secured debt	8,304,614	9,545,386
Proceeds from issuance of preferred equity in our Operating Partnership	7,180,000	9,820,000
Redemption of preferred equity in our Operating Partnership	(1,500,000)	—
Gross proceeds from issuance of common stock	4,368,893	4,969,041
Offering costs	(2,129,308)	(508,572)
Deferred financing costs	(339,278)	(367,314)
Distributions paid to preferred unitholders in our Operating Partnership	(804,672)	(41,513)

Net cash provided by financing activities	15,080,249	23,417,028

Net change in cash and cash equivalents	(2,329,665)	2,872,935
Cash and cash equivalents, beginning of period	4,500,298	202,000

Cash and cash equivalents, end of period	$2,170,633	$3,074,935

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$437,756	$30,490
Supplemental disclosure of non-cash activities:
Other assets included in due to affiliates	$—	$101,943
Proceeds from issuance of common stock in other assets	$119,450	$—
Offering costs included in accounts payable and accrued liabilities	$65,360	$—
Offering costs included in due to affiliates	$412,166	$1,209,227
Deferred financing costs included in due to affiliates	$—	$77,795
Deferred financing costs included in accounts payable and accrued liabilities	$—	$142,627
Construction in process in accounts payable and accrued liabilities	$38,270	$—
Distributions payable to preferred unitholders in our Operating Partnership	$676,182	$93,480
Preferred equity issuance costs	$17,995	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 1. Organization

Strategic Storage Growth Trust, Inc., a Maryland corporation (the “Company”), was formed on March 12, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Growth Trust, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, SmartStop became our sponsor and acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC, a Delaware limited liability company (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”). SmartStop was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of September 30, 2015, SmartStop owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion.

At the closing of the Merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President, and became our sponsor (our “New Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our New Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we can no longer utilize this brand. The properties we own are being re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by a subsidiary of SmartStop Asset Management and will continue to be branded using the SmartStop® Self Storage brand.

Our Advisor, a Delaware limited liability company, was formed on March 12, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our New Sponsor.

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of approximately 830,000 shares pursuant to the Private Offering.

On January 20, 2015 we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2015, we had sold approximately 1.2 million Class A Shares and no Class T Shares in our Public and Private Offerings for gross proceeds of approximately $11.4

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

million and none, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of September 30, 2015, we owned nine self storage facilities located in five states.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000. On May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2015, we owned approximately 98.4% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1.6% of the common units are owned by our Advisor. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities (such as tenant insurance, selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, pursuant to the Self Administration and Investment Management Transaction, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by SmartStop Asset Management, our New Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2015 and December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $1.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2015. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended September 30, 2015 and 2014, we expensed approximately $0.1 million and $0.4 million respectively, of acquisition-related transaction costs and during the nine months ended September 30, 2015 and 2014 we expensed approximately $0.4 million and $0.6 million of acquisition-related transaction costs, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2015 and 2014, no impairment losses were recognized.

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

September 30, 2015

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

As described in Note 1, after the close of the Merger all of our properties are being re-branded under the Extra Space name. As such, during the three months ended September 30, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful lives. Depreciation expense for the three months ended September 30, 2015 includes approximately $150,000 of accelerated depreciation related to the SmartStop branded signs that were capitalized.

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2015 and December 31, 2014, the gross amount allocated to in-place lease intangibles was approximately $2.3 million and $0.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $1.2 million and $0.3 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2015 and December 31, 2014, accumulated amortization of deferred financing costs totaled approximately $0.2 million and $65,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Through September 30, 2015 we had not received any requests for redemptions. Additionally, as of September 30, 2015, we had not issued any shares under our distribution reinvestment plan and therefore there is no amount redeemable pursuant to our share redemption program.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We filed elections to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS may perform additional services for our customers and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS will follow accounting guidance which will require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Equity and Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and nine months ended September 30, 2015, and 2014, 6,250 shares, and none, respectively, of unvested restricted stock were not included in diluted weighted average shares as such common shares were antidilutive.

On April 13, 2015, our board of directors authorized a stock distribution of 0.01 shares of our Class A common stock, $0.001 par value per share, or 1.0% of each outstanding share of Class A common stock, to the stockholders of record at the close of business on June 30, 2015 which totaled 8,849 shares and were issued on July 15, 2015.

On July 22, 2015, our board of directors authorized a stock distribution of 0.01 shares of our Class A common stock, $0.001 par value per share, or 1.0% of each outstanding share of Class A common stock, to the stockholders of record at the close of business on September 30, 2015 which totaled 11,975 shares and were issued on October 15, 2015. Such distributions of common stock were included in the accompanying consolidated statement of equity at September 30, 2015.

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 and early adoption is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record the effect of the adjustments on earnings as if the accounting had been completed at the acquisition date and the acquirer must disclose in its financial statements the portion of the amounts recorded in each line item of current-period earnings that would have been recorded in previous periods if the adjustments to estimated amounts had been recognized as of the acquisition date. The update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted for financial statements that have not been issued. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2015:

Real estate facilities
Balance at December 31, 2014	$18,967,479
Facility acquisitions	14,601,250
Improvements and additions	424,988

Balance at September 30, 2015	$33,993,717

Accumulated depreciation
Balance at December 31, 2014	$(182,836)
Depreciation expense	(842,087)

Balance at September 30, 2015	$(1,024,923)

On August 14, 2014, the Company, through six wholly-owned subsidiaries of our Operating Partnership, executed six partial assignments of the purchase and sale agreement originally executed by a subsidiary of SmartStop on July 7, 2014, with unaffiliated third parties, for the acquisition of six self storage facilities located in California, Illinois and Colorado (the “Six Property Portfolio”).

On January 29, 2015, we closed on one self storage facility located in Colorado representing the first phase of the acquisition of the Six Property Portfolio for a purchase price of approximately $4.2 million, plus closing costs and acquisition fees. On February 5, 2015, we closed on the remaining five self storage facilities located in California and Illinois representing the second phase of the acquisition of the Six Property Portfolio for a purchase price of approximately $12 million, plus closing costs and acquisition fees. We funded the first and second phases of the Six Property Portfolio with a combination of proceeds from draws under the KeyBank Facility (Note 5), issuance of preferred units in our Operating Partnership (Note 6) and proceeds from our Private Offering.

The following table summarizes the purchase price allocation for our acquisitions during the nine months ended September 30, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles(1)	Total(2)	Debt Issued	2015 Revenue(3)	2015 Property Operating Income(4)
Colorado Springs – CO	01/29/15	$3,876,875	$340,000	$4,216,875	$2,564,614	$293,902	$152,480
Riverside – CA	02/05/15	1,776,875	300,000	2,076,875	947,524	307,618	138,691
Stockton – CA	02/05/15	1,396,875	190,000	1,586,875	439,230	269,360	120,760
Azusa – CA	02/05/15	3,846,875	340,000	4,186,875	2,500,668	446,488	269,973
Romeoville – IL	02/05/15	3,086,875	340,000	3,426,875	1,852,578	350,841	181,660
Elgin – IL	02/05/15	616,875	70,000	686,875	—	223,882	85,110

Total		$14,601,250	$1,580,000	$16,181,250	$8,304,614	$1,892,091	$948,674

(1)	Intangible assets are amortized over a weighted average period of approximately 23 months.
(2)	The allocations noted above are preliminary based on the fair value of the total consideration provided. Such allocations may change as we complete our purchase price accounting.
(3)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations within one year of their acquisition date, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $160,000 for the nine months ended September 30, 2015.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the nine months ended September 30, 2015, and 2014 as if the Company’s acquisitions were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2015	September 30, 2014
Pro forma revenue	$3,769,173	$3,312,819
Pro forma operating expenses	(5,004,630)	(4,218,398)
Pro forma net loss attributable to common stockholders	(3,453,720)	(2,757,748)
Pro forma net loss per common share, basic and diluted	$(3.83)	$(21.22)
Weighted average number of common shares outstanding, basic and diluted	902,341	129,971

The pro forma financial information for the nine months ended September 30, 2015 and 2014 was adjusted to exclude approximately $0.2 million and $0.5 million, respectively, for acquisition related expenses.

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

On January 29, 2015, we closed on the First Phase of the Six Property Portfolio. An additional approximate $2.6 million from the KeyBank Facility was used to finance this transaction. On February 5, 2015, we closed on the Second Phase of the acquisition of the Six Property Portfolio, which was partially funded by an additional draw of approximately $5.7 million under the KeyBank Facility. As of September 30, 2015, the amount outstanding on the KeyBank Facility was approximately $17.9 million.

The Borrower has the right to request the KeyBank Facility be increased up to $150,000,000 in minimum increments of $20,000,000 during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. The Borrower elected to have the LIBOR apply to its initial draws, which bear interest at approximately 3.45% as of September 30, 2015.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2015:

2015	$—
2016	—
2017	17,850,000
2018	—
2019	—
2020 and thereafter	—

Total payments	$17,850,000

Note 6. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On July 31, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P. through September 30, 2015, and a subsidiary of Extra Space effective October 1, 2015 as a result of the Merger. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in our Operating Partnership (the “Investment”), to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 724,000 preferred units of limited partnership interest of our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions.

In addition to the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”), and Amended and Restated Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement (the “First Amendment”). The Second Amended and Restated Limited Partnership Agreement authorized the issuance of additional classes of units of limited partnership interest in the Operating Partnership, established a new series of preferred units of limited partnership interest in the Operating Partnership and set forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same as the original Limited Partnership Agreement. The First Amendment sets forth key terms of the Preferred Units, some of which are discussed below.

On July 31, 2014, the Preferred Investor invested approximately $7.1 million in the first tranche of its Investment in our Operating Partnership which proceeds were used in connection with the acquisitions of the Ft. Pierce property and the Las Vegas I property and in exchange the Preferred Investor received approximately 280,000 Preferred Units in our Operating Partnership.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On September 23, 2015 we redeemed $1.5 million in Liquidation Amount of the Preferred Units. As of September 30, 2015, the Preferred Investor had a remaining amount invested of approximately $16.0 million in our Operating Partnership.

The holders of Preferred Units will receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of September 30, 2015 and December 31, 2014, we had elected to defer the additional distributions and had accrued approximately $0.7 million and $0.2 million of such distributions, respectively.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor will receive various fees and expenses under the terms of our Advisory Agreement and the Private Offering Advisory Agreement (which terminated upon commencement of the Advisory Agreement). As discussed above, we will be required under our Advisory Agreement and the Private Offering Advisory Agreement to reimburse our Advisor for organization and offering costs from the Private Offering and the Public Offering; provided, however, pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Dealer Manager Agreement

In connection with our Private Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.75% of gross proceeds from sales in the Private Offering under the terms of the dealer manager agreement for our Private Offering (the “Private Offering Dealer Manager Agreement”). In connection with our Primary Offering, our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager will receive an ongoing stockholder servicing fee that will be payable monthly and will accrue daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

Affiliated Dealer Manager

Our President and Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our New Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreements

Through September 30, 2015, each of our self storage properties was managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager received a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also received a one-time fee for each property acquired by us that was managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assisted with the development or redevelopment of a property, we paid a separate market-based fee for such services. In addition, our Property Manager was entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a tenant at one of our properties in connection with the tenant insurance program. Additionally, each agreement included a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by SmartStop.

As of October 1, 2015, each of our self storage properties are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with Extra Space, which will provide on-site management of our properties. Such agreements were entered into effective on October 1, 2015. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space has agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The sub-property management agreements between our Property Manager and Extra Space are substantially the same as the property management agreements between us and our Property Manager. Under the sub-property management agreements, our Property Manager will pay Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreements also have a three year term and automatically renew for successive one year periods thereafter, unless our Property Manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our Property Manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, our Property Manager may terminate a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space may terminate a property management agreement on 60 days prior written notice to our Property Manager.

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014 and the nine months ended September 30, 2015, as well as any related amounts payable as of December 31, 2014 and September 30, 2015:

	Year Ended December 31, 2014			Nine Months Ended September 30, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$421,921	$421,921	$—	$643,204	$568,620	$74,584
Asset management fees	36,248	—	36,248	131,337	167,585	—
Property management fees	68,146	—	68,146	286,234	354,380	—
Acquisition expenses	488,660	418,763	69,897	289,338	359,235	—
Capitalized
Deferred financing costs	323,822	158,280	165,542	41,523	207,065	—
Other assets	87,405	—	87,405	20,000	107,405	—
Additional Paid-in Capital
Selling commissions	470,336	442,337	27,999	301,247	329,246	—
Dealer Manager fee	201,572	189,571	12,001	129,106	136,662	4,445
Offering costs	1,422,211	40,001	1,382,210	407,721	1,218,541	571,390

Total	$3,520,321	$1,670,873	$1,849,448	$2,249,710	$3,448,739	$650,419

Tenant Insurance Program

Prior to the closing of the Merger on October 1, 2015, SmartStop participated in a tenant reinsurance program whereby customers of our self storage facilities were able to purchase insurance to cover damage or destruction to their property while stored at our facilities. SmartStop invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provided fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company was required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014, SmartStop acquired its interest in the Reinsurance Company from our President and Chief Executive Officer. For the three months ended September 30, 2015 and 2014, we recorded approximately $40,000 and $4,000, respectively, of revenue from the program insurer. For the nine months ended September 30, 2015 and 2014, we recorded approximately $110,000 and $4,000, respectively, of revenue from the program insurer. Effective October 1, 2015, Extra Space will be entitled to all tenant insurance revenues and we will no longer receive any such tenant insurance revenues.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Storage Auction Program

Our Chief Executive Officer and President, and our Senior Vice President – Property Management and the president of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For the three months ended September 30, 2015 and 2014, we incurred approximately $1,000 and none, respectively, of fees in connection with the Auction Company. For the nine months ended September 30, 2015 and 2014, we incurred approximately $5,000 and none, respectively, of fees in connection with the Auction Company.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of September 30, 2015, we have not issued any shares through our distribution reinvestment plan for either Class A Shares or Class T Shares.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

Notwithstanding the foregoing, until we establish an estimated value per share, shares received as a stock distribution will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any distributed to the redeeming stockholder prior to the redemption date.

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

Through September 30, 2015 we have not received any requests for the redemption of shares under our share redemption program. Additionally, as of September 30, 2015, we had not issued any shares under our distribution reinvestment plan and therefore there is no amount redeemable pursuant to our share redemption program.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Advisor is acting as our advisor under the Advisory Agreement.

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 9. Potential Acquisitions

Potential Acquisition – Baseline Property

On June 1, 2015, a subsidiary of the Company executed a ratification to a purchase and sale agreement with an unaffiliated third party (the “Baseline Property Purchase Agreement”) for the acquisition of a self storage facility located in Phoenix, Arizona (the “Baseline Property”). The Baseline Property will be developed by the seller into a self storage facility. The purchase price for the Baseline Property is approximately $7 million, plus closing costs and acquisition fees. We expect the acquisition of the Baseline Property to close in the second quarter of 2016 after construction is complete on the self storage facility and a certificate of occupancy has been issued for the Baseline Property. We expect to fund the acquisition with the net proceeds from our Primary Offering and through a drawdown on future credit facilities. There can be no assurance that we will complete the acquisition. If we fail to acquire this property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Potential Acquisition– Torbarrie, Toronto

On August 24, 2015, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party (the “Torbarrie Road Property Purchase Agreement”) for the acquisition of an industrial building located in Toronto, Ontario (the “Torbarrie Road Property”). The Torbarrie Road Property will be redeveloped into a self storage facility. The purchase price for the Torbarrie Road Property is approximately $3.0 million Canadian dollars (approximately USD $2.2 million as of September 30, 2015), plus closing costs and acquisition fees. We expect the acquisition of the Torbarrie Road Property to close in the first quarter of 2016 and the redevelopment to be completed in the second half of 2016. We expect to fund such acquisition with net proceeds from our Primary Offering and through a drawdown on future credit facilities. There can be no assurance that we will complete the acquisition. If we fail to acquire this property, in addition to incurred acquisition costs, we may also forfeit earnest money as a result.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Total revenues	$205,442	$459,693	$951,653	$1,241,755	$1,292,224
Total operating expenses	$776,142	$748,790	$1,592,434	$1,619,962	$1,836,662
Operating loss	$(570,700)	$(289,097)	$(640,781)	$(378,207)	$(544,438)
Net loss	$(651,860)	$(423,634)	$(834,329)	$(590,767)	$(758,800)
Net loss attributable to the common stockholders	$(740,600)	$(765,635)	$(1,302,893)	$(1,154,918)	$(1,314,402)
Net loss per share-basic and diluted	$(2.27)	$(1.27)	$(1.60)	$(1.36)	$(1.26)

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 11. Subsequent Events

Potential Acquisition – Arrington Portfolio

On October 26, 2015, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party (the “Arrington Portfolio Purchase Agreement”) for the acquisition of four self storage facilities (the “Arrington Portfolio”). The Arrington Portfolio consists of two self storage facilities located in San Antonio, Texas; one self storage facility located in Kingwood, Texas; and one self storage facility located in Aurora, Colorado. The purchase price for the Arrington Portfolio is approximately $39 million, plus closing costs and acquisition fees. We expect the acquisitions of the Arrington Portfolio to close in the fourth quarter of 2015 and to fund such acquisitions with a combination of net proceeds from our Primary Offering and a credit facility or other debt financing. There can be no assurance that we will complete the acquisition. If we fail to acquire these properties, in addition to incurred acquisition costs, we may also forfeit earnest money as a result.

A summary of the properties of the Arrington Portfolio is as follows:

Property	Address	Purchase Price	Year Built
San Antonio I – TX	8239 Broadway, San Antonio, TX 78209	$12,290,000	1998
San Antonio II – TX	875 E. Ashby Place, San Antonio, TX 78212	$12,310,000	2004
Kingwood – TX	1671 Northpark Drive, Kingwood, TX 77339	$8,460,000	2001
Aurora – CO	500 Laredo, Aurora CO 80011	$5,940,000	2015

Totals		$39,000,000

Stock Distribution Declaration

On October 20, 2015, our board of directors authorized a stock distribution to the holders of record of all the issued and outstanding Class A Shares and Class T Shares as of the close of business on December 31, 2015, in the amount of 0.0075 Class A Shares, $0.001 par value per share, per each Class A Share and 0.0075 Class T Shares, $0.001 par value per share, per each Class T Share outstanding (equivalent to a 0.75% stock distribution). Such stock distribution is to be issued on January 15, 2016.

Cash Distribution Declaration

On October 20, 2015, our board of directors declared a daily distribution in the amount of $0.000259 per share (equivalent to an annualized distribution rate of 1.0% assuming the Class T Share was purchased for $9.47, and a rate of approximately 0.95% assuming the Class A Share was purchased for $10.00) on the outstanding shares of common stock, payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on November 1, 2015 and ending December 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

Offering Status

As of November 9, 2015, we had issued approximately 2.1 million Class A Shares and no Class T Shares for gross proceeds of approximately $19.8 million and none, respectively.

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, SmartStop became our sponsor and acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC, a Delaware limited liability company (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”). SmartStop was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of September 30, 2015, SmartStop owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion.

At the closing of the merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and president, and became our sponsor (our “New Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our New Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we can no longer utilize this brand. The properties we own are being re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by a subsidiary of SmartStop Asset Management and will continue to be branded using the SmartStop® Self Storage brand.

Our Advisor, a Delaware limited liability company, was formed on March 12, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our New Sponsor.

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of approximately 830,000 shares pursuant to the Private Offering.

On January 20, 2015 we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2015, we had sold approximately 1.2 million Class A Shares and no Class T Shares in our Public and Private Offerings for gross proceeds of approximately $11.4 million and none, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of September 30, 2015, we owned nine self storage facilities located in five states.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000. On May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2015, we owned approximately 98.4% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1.6% of the common units are owned by our Advisor. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities (such as tenant insurance, selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, pursuant to the Self Administration and Investment Management Transaction, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager. Effective on the closing date of the Merger on October 1, 2015, the 15% non-voting equity interest in our Dealer Manager is now owned by SmartStop Asset Management, our New Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of September 30, 2015, we owned nine self storage facilities located in five states comprising approximately 6,620 units and approximately 700,000 rentable square feet. Prior to October 1, 2015, our properties were branded under the “SmartStop® Self Storage” brand. We were authorized to use this brand and other intellectual property pursuant to a license. Pursuant to the Merger, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States and we no longer utilize this brand. The properties we own are being re-branded under the Extra Space name. However, any properties owned or acquired in Canada will continue to be branded using the “SmartStop® Self Storage” brand.

Our results of operations for the three and nine months ended September 30, 2015 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

As of September 30, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	3	1,830	173,600	25%	85%	33%
Colorado	1	680	61,800	9%	82%	7%
Florida	1	770	88,400	12%	85%	9%
Illinois	2	1,090	116,300	17%	71%	17%
Nevada	2	2,250	260,100	37%	82%	34%

Total	9	6,620	700,200	100%	80%	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 260 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 79,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2015.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of September, 2015.

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

As of September 30, 2015, we owned nine self storage properties in five states comprising approximately 6,620 units and approximately 700,000 rentable square feet. As of September 30, 2014 we owned three self storage properties. We believe there is little basis for comparison between the three and nine months ended September 30, 2015 and 2014. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the three months ended September 30, 2015 and 2014 were approximately $1.2 million and $0.2 million, respectively. The increase in rental revenue is attributable to the three properties that were acquired in the third quarter of 2014 operating for a full quarter in 2015, as well as the acquisition of six self storage properties during the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended September 30, 2015 and 2014 were approximately $50,000 and $10,000, respectively. The increase in ancillary operating revenue is attributable to the three properties that were acquired in the third quarter of 2014 operating for a full quarter in 2015, as well as the acquisition of six self storage properties during the first quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity; however, effective October 1, 2015, we will no longer receive any tenant insurance revenues.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2015 and 2014 were approximately $0.6 million and $0.1 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the three properties that were acquired in the third quarter of 2014 operating for a full quarter in 2015, as well as the acquisition of six self storage properties during the first quarter of 2015. We expect property operating expenses to fluctuate commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2015 and 2014 were approximately $150,000 and $50,000, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the three properties that were acquired in the third quarter of 2014 operating for a full quarter in 2015, as well as the acquisition of six self storage properties during the first quarter of 2015. We expect property operating expenses – affiliates to fluctuate commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 and 2014 were approximately $0.3 million and $0.1 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2015 and 2014 were approximately $0.7 million and $0.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the three properties that were acquired in the third quarter of 2014 operating for a full quarter in 2015, as well as the acquisition of six self storage properties during the first quarter of 2015. In addition, at the closing of the Merger, our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties and as a result, our properties are being re-branded under the Extra Space name. As such, during the three months ended September 30, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful life which resulted in approximately $150,000 of accelerated depreciation. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2015 and 2014 were approximately $60,000 and $0.3 million, respectively. These acquisition expenses primarily relate to the costs associated with the three self storage properties acquired in 2014 and the six self storage properties acquired in 2015, which incurred a majority of their expenses in the third and fourth quarter of 2014. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2015 and 2014 were approximately $40,000 and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the three self storage properties acquired in 2014 and six self storage properties acquired in 2015, which incurred a majority of their expenses in the third and fourth quarter of 2014. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 were approximately $160,000 and $50,000, respectively. The increase in interest expense is attributable to the interest incurred on the KeyBank Facility to fund the acquisition of our three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect interest expense to fluctuate commensurate with our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended September 30, 2015 and 2014 were approximately $60,000 and $30,000, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our three self storage properties in the third quarter of 2014 and six self storage properties in the first quarter of 2015. We expect deferred financing amortization expense to increase in future periods as we have additional future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the three months ended September 30, 2015 and 2014 were approximately $0.5 million and $0.1 million, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the increase of approximately $7.2 million in preferred equity investment made in our Operating Partnership during 2015 which was used to partially finance the acquisitions of our six self storage properties acquired during the first quarter of 2015. We expect distributions to preferred unitholders in our Operating Partnership to fluctuate based on the outstanding balance of the preferred units.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the nine months ended September 30, 2015 and 2014 were approximately $3.3 million and $0.2 million, respectively. The increase in rental revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the nine months ended September 30, 2015 and 2014 were approximately $140,000 and $10,000, respectively. The increase in ancillary operating revenue is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity; however, effective October 1, 2015, we will no longer receive any tenant insurance revenues.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2015 and 2014 were approximately $1.5 million and $0.1 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2015 and 2014 were approximately $0.4 million and $50,000, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were approximately $0.9 million and $0.3 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2015 and 2014 were approximately $1.8 million and $0.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. In addition, at the closing of the Merger, our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties and as a result, our properties are being re-branded under the Extra Space name. As such, during the nine months ended September 30, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful life which resulted in approximately $150,000 of accelerated depreciation. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2015 and 2014 were approximately $0.3 million and $0.5 million, respectively. These acquisition expenses primarily relate to the costs associated with the three properties acquired in the third quarter of 2014 and the six properties acquired during the first quarter of 2015 and other potential acquisitions. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2015 and 2014 were approximately $0.1 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the three properties acquired in the third quarter of 2014 and the six self storage properties acquired during the first quarter of 2015 and other potential acquisitions. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014 were approximately $0.5 million and $50,000, respectively. The increase in interest expense is attributable to the interest incurred on the KeyBank Facility to fund the acquisition of our three self storage properties during the third quarter of 2014 and six self storage properties during the first quarter of 2015. We expect interest expense to fluctuate commensurate with our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the nine months ended September 30, 2015 and 2014 were approximately $0.2 million and $30,000, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our three self storage properties in the third quarter of 2014 and six self storage properties in the first quarter of 2015. We expect deferred financing amortization expense to increase in future periods as we obtain additional financing for future acquisitions.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the nine months ended September 30, 2015 and 2014 were approximately $1.4 million and $0.1 million, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the increase of approximately $7.2 million in preferred equity investment made in our Operating Partnership during 2015 which was used to partially finance the acquisitions of our six self storage properties acquired during the first quarter of 2015. We expect distributions to preferred unitholders in our Operating Partnership to fluctuate depending on the outstanding preferred equity balance.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Net cash flow provided by (used in):
Operating activities	$(280,764)	$(689,303)	$408,539
Investing activities	$(17,129,150)	$(19,854,790)	$2,725,640
Financing activities	$15,080,249	$23,417,028	$(8,336,779)

Cash flows used in operating activities for the nine months ended September 30, 2015 and 2014 were approximately $0.3 million and $0.7 million, respectively, a decrease in cash used year to year of approximately $0.4 million. The change in cash used in our operating activities is primarily due to a $1.2 million increase in our net loss offset by a $1.8 million increase in depreciation and amortization, and an approximate $270,000 increase in cash used for other assets.

Cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were approximately $17.1 million and $19.9 million, respectively, a decrease in the use of cash of approximately $2.7 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $19.4 million during 2014 for the Ft. Pierce and two Las Vegas properties, compared to $16.2 million used for the purchase of the Six Property Portfolio, offset by an increase in additions to real estate facilities of approximately $0.5 million during 2015.

Cash flows provided by financing activities for the nine months ended September 30, 2015 and 2014 were approximately $15.1 million and $23.4 million, respectively, a change of approximately $8.3 million. The change in cash provided by financing activities over the prior period was primarily due to approximately $1.2 million less in proceeds from the issuance debt when compared to 2014, approximately $2.6 million less from the issuance of Preferred Units, and approximately $2.2 million less in net proceeds from the issuance of common stock. We also redeemed approximately $1.5 million of the preferred equity investment during 2015, and paid an additional approximately $0.8 million in distributions to Preferred Unitholders.

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

Distribution Policy

On April 13, 2015, our board of directors authorized a stock distribution of 0.01 shares of our Class A common stock, $0.001 par value per share, or 1.0% of each outstanding share of Class A common stock, to the stockholders of record at the close of business on June 30, 2015 which totaled 8,849 shares and were issued on July 15, 2015.

On July 22, 2015, our board of directors authorized a stock distribution of 0.01 Class A shares, $0.001 par value per share, or 1.0% of each outstanding Class A Share, to the stockholders of record at the close of business on September 30, 2015. Such stock distribution was issued on October 15, 2015.

On October 20, 2015, our board of directors authorized a stock distribution to the holders of record of all the issued and outstanding Class A Shares and Class T Shares as of the close of business on December 31, 2015, in the amount of 0.0075 Class A Shares, $0.001 par value per share, per each Class A Share outstanding and 0.0075 Class T Shares, $0.001 par value per share, per each Class T Share outstanding (equivalent to a 0.75% stock distribution). Such stock distribution is to be issued on January 15, 2016.

On October 20, 2015, our board of directors declared a daily distribution in the amount of $0.000259 per day per share (equivalent to an annualized distribution rate of 1.0% assuming the Class T Share was purchased for $9.47, and a rate of approximately 0.95% assuming the Class A Share was purchased for $10.00) on the outstanding shares of common stock, payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on November 1, 2015 and ending December 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders that we will make cash distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to continue to make distributions using a combination of stock and cash, and to fund some or all of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which will reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

Indebtedness

As of September 30, 2015, we had approximately $17.9 million of outstanding consolidated indebtedness. As of September 30, 2015, all of our indebtedness was variable rate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015:

	Payments due during the years ending December 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Mortgage interest(1)	$1,189,000	$155,000	$1,034,000	$—	$—
Mortgage principal	17,850,000	—	17,850,000	—	—

Total contractual obligations	$19,039,000	$155,000	$18,884,000	$—	$—

(1)	The interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2015 of 3.45%.

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

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of September 30, 2015 our debt consisted of $17.9 million in variable rate debt. As of December 31, 2014, our debt consisted of approximately $9.5 million in variable rate debt. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.2 million annually.

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

Based on the approximately $16.0 million of Preferred Units outstanding as of September 30, 2015, if LIBOR increased by 100 basis points, the total distributions to the Preferred Units would increase by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	$17,850,000	—	—	—	$17,850,000
Average interest rate(1)	3.45%	3.45%	3.45%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on September 30, 2015.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have incurred a net loss to date, have an accumulated deficit and our operations will not be profitable in 2015.

We incurred net losses of approximately $3.8 million for the nine months ended September 30, 2015. Our accumulated deficit was approximately $5.6 million as of September 30, 2015. Given that we are still early in our fundraising and acquisition stage, our operations will not be profitable in 2015.

We rely on our sub-property manager to operate our self storage facilities.

Our Property Manager has entered into sub-property management agreements with Extra Space Management, Inc. in connection with the management of our self storage facilities. We do not supervise our sub-property manager or its personnel on a day-to-day basis, and we cannot assure you that our sub-property manager will manage our properties in a manner that is consistent with its obligations under the sub-property management agreements, that our sub-property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that our sub-property manager will not otherwise default on its management obligations to us. If any of the foregoing occurs, we could incur liabilities resulting from loss or injury to our property or to persons at our properties, any of which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of September 30, 2015, we had issued approximately 1.2 million Class A Shares of our common stock for gross proceeds of approximately $11.4 million. From this amount, we incurred approximately $1.1 million in selling commissions and dealer manager fees (of which approximately $0.9 million was re-allowed to third party broker-dealers), and approximately $2.3 million in other organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $35.5 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program, enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the nine months ended September 30, 2015, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on July 15, 2015, Commission File No. 333-193480

10.1	Amendment No 2 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015. Commission File No. 333-193480

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC. (Registrant)

Dated: November 12, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer