Form 10-K
period 2015-12-31
Strategic Storage Growth Trust, Inc.
filed 2016-03-29
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the Class A shares and the $9.47 offering price of Class T shares in effect on June 30, 2015, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $8,834,660.

As of March 18, 2016, there were 3,560,524 outstanding shares of Class A common stock and 89,225 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH including SSH’s sole membership interest in SmartStop Asset Management, LLC (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of SS Growth Property Management, LLC, a Delaware limited liability company (our “Property Manager”).

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement, as amended, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of approximately 830,000 shares pursuant to the Private Offering.

On January 20, 2015, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A Shares and Class T Shares. As of December 31, 2015, we had sold approximately 2.6 million Class A Shares and approximately 20,000 Class T Shares in our Public and Private Offerings for gross proceeds of approximately $25.8 million and approximately $0.2 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2015, we owned approximately 99.25% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.75% of the common units are owned by our Advisor. As of December 31, 2015, our Operating Partnership had issued and outstanding approximately 638,463 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $16.0 million. Such Preferred Units are now owned by Extra Space subsequent to the Merger. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager marketed our shares in our Private Offering and is responsible for marketing our shares offered pursuant to our Public Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

As of December 31, 2015, we owned 12 self storage facilities located in six states (California, Colorado, Florida, Illinois, Nevada and Texas) comprising approximately 8,020 units and approximately 896,500 rentable square feet.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2016 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70% residential, 18% commercial, 6% military and 6% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2014 there were approximately 48,500 “primary” self storage facilities (where self storage is the primary source of revenue) in the U.S. representing approximately 2.5 billion square feet;

•	as of Q2 2015 there were approximately 60,000 self storage facilities worldwide including more than 3,000 self storage facilities in Canada; and

•	the self storage industry has been one of the fastest-growing sectors of the United States commercial real estate industry over the period of the last 40 years.

According to the 2016 Self Storage Almanac, the top 10 self storage companies own approximately 15.0% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 19.0%.

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance and truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

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

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Most of our facilities are fenced with computerized gates and well lighted. Many of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities are generally constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units from 6:00 AM – 10:00 PM, and some of our facilities provide 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager and sub-property manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. To the extent we can acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of the Offering in opportunistic self storage facilities and related self storage real estate investments. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. We may use an unlimited amount from any source to pay our distributions. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

Our Self Storage Acquisition Strategy

Opportunistic Investment Strategy

We use the net proceeds we raise in our Public Offering to primarily invest in opportunistic self storage properties with the primary objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. We seek to achieve our objectives by primarily investing in the following types of self storage properties:

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

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015), the self storage industry in the United States consists of approximately 2.5 billion rentable square feet at approximately 48,500 “primary” facilities (where self storage is the primary source of revenue). The self storage industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration in our markets.

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

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

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

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership, SS Growth Operating Partnership, L.P. We will acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

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

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including Strategic Storage Trust II, Inc. (“SST II”), a public non-traded REIT focused on stabilized self storage properties. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

We may enter into joint ventures with our Advisor or any affiliate thereof for the acquisition of properties, but only provided that:

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

Disposition Policies

As of December 31, 2015, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). Pursuant to the NASAA REIT Guidelines, we will not:

•	Invest in equity securities unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable.

•	Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.

•	Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•	Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.

•	Grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us or SST II based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;

•	the strategic location of the investment in relationship to existing properties owned by each program;

•	the effect of the investment on the diversification of each program’s investments; and

•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us and SST II, then:

•	SST II will have priority for stabilized self storage facilities (i.e., properties with occupancy rates greater than 75%); and

•	we will have priority for lease-up, development, repositioning and other opportunistic properties.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for both SST II and us, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is being fairly applied to us, our Advisor, subject to approval by our board of directors, shall examine, among others, the following factors:

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

Investments in Mortgage Loans

As of December 31, 2015, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Geographic Information

As of December 31, 2015, we owned 12 self storage facilities located in six states comprising approximately 8,020 units and approximately 896,500 rentable square feet.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business.

Risks Related to an Investment in Strategic Storage Growth Trust, Inc.

We have limited prior operating history and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We were incorporated in March 2013 and commenced active business operations on May 23, 2014. As of December 31, 2015, we owned 12 self storage facilities located in six states (California, Colorado, Florida, Illinois, Nevada and Texas).

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

We have incurred a net loss to date and have an accumulated deficit.

We incurred a net loss attributable to common shareholders of approximately $5.5 million for the fiscal year ended December 31, 2015. Our accumulated deficit was approximately $7.3 million as of December 31, 2015.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From commencement of paying cash distributions in November 2015 through December 31, 2015, the payment of cash distributions has been paid from offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for a stockholder to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

Our stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if our stockholders are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

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

The purchase price for shares we repurchase under our share redemption program will depend on the length of time our stockholders have held such shares. The purchase price will be as follows: 90% of the redemption amount, as defined, after one year from the purchase date; 95% of the redemption amount after three years from the purchase date; and 100% of the redemption amount after four years from the purchase date. While we are offering shares, the redemption amount equals the amount the stockholder paid for the shares, until the offering price of such shares changes (as described in our share redemption program). Accordingly, our stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We established the offering price on an arbitrary basis; as a result, the actual value of our stockholders’ investment may be substantially less than what our stockholders paid.

Our board of directors arbitrarily determined the selling price of the shares and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation.

We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of our Offering, and such estimated value per share may be lower than the purchase price our stockholders paid for shares of our common stock in our Offering. Until we provide our first estimated value per share, we will generally use the gross offering price of a share of the common stock in our Offering as the per share estimated value thereof, subject to then-applicable rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (the “SEC”). The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.

As required by recent amendments to rules promulgated by FINRA, we will be required to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated value per share. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of our Offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

Until the time of our first valuation or until FINRA rules require otherwise, we generally will use the gross offering price of a share of the common stock in our Offering as the estimated per share value thereof. This use of the gross offering price as the estimated per share value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of our stockholders’ shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial valuation, a valuation will be performed at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

The value of a share of our common stock may be diluted as a result of our stock distributions.

Our board has authorized stock distributions to our stockholders beginning with the second quarter of 2015. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we are uncertain as to whether we will change our $10.00 per share public offering price during our Primary Offering. Therefore, investors who purchase our shares early in our Primary Offering and receive a stock distribution will receive more shares for the same cash investment as a result of any stock distributions, as compared with later investors. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

The Preferred Units rank senior to all classes or series of partnership interest in our operating partnership and therefore, any cash we have to pay distributions may be used to pay distributions to the holder of the Preferred Units, Extra Space, first, which could have a negative impact on our ability to pay distributions.

The Preferred Units rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of Preferred Units to distributions may be senior to distributions to our common stockholders. Furthermore, distributions on the Preferred Units are cumulative and are payable monthly. As the holder of the Preferred Units, Extra Space has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our operating partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our stockholders.

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

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SST II. Delays we encounter in the selection, acquisition and development of opportunistic properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Wayne Johnson, James Berg and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager and sub-property manager to effectively manage our properties.

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. In addition, we rely on our Property Manager and our sub-property manager to effectively manage our properties. Thus, the success of our business depends in large part on the ability of our Advisor, Property Manager and sub-property manager to manage our operations. Any adversity experienced by any of these parties could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

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

We may loan a portion of the proceeds of the Offering to fund the development or purchase of opportunistic self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the value of our stockholders’ investment.

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

A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code, could have a negative impact on our ability to raise capital.

In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SST II, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

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

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SST II, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SST II, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on January 10, 2014. As of December 31, 2015, SST II had sold approximately $212 million in shares of its Class A and Class T common stock. Our Advisor and its affiliates are actively involved in six other real estate programs (three of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Our Operating Partnership Agreement requires us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated advisor.

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

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% of the value of our then-outstanding capital stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering, including those issued pursuant to our distribution reinvestment plan, or sell additional shares in the future (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class T Shares in our Offering and for ongoing stockholder services, we will pay our Dealer Manager a stockholder servicing fee. The amount available for distributions on all Class T Shares will be reduced by the amount of stockholder servicing fees payable to our Dealer Manager with respect to the Class T Shares issued in the Primary Offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

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

Because our portfolio of properties consists primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We will face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We will face intense competition in every market in which we purchase or develop self storage facilities. We will compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SST II and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we develop or acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

We depend on the on-site personnel to maximize customer satisfaction at each of our facilities and any difficulties our Property Manager or sub-property manager encounters in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers will be contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If our Property Manager or sub-property manager is unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to our stockholders.

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

The self storage facilities we intend to own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our Advisor will determine the amounts and types of insurance coverage that we will maintain including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor, based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

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

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

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

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect the returns of our stockholders. From time to time we may acquire unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take up to 24 months or more to complete construction, prior to beginning to lease the available space, which can take as long or longer as the construction process. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ activities, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

We cannot assure our stockholders that the independent third-party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

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

We may acquire properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•	existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates or laws and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	the limited experience and expertise in foreign countries of our Advisor’s and its affiliates’ employees relative to their experience and expertise in the United States.

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

Changes in the Canadian Dollar/USD exchange rate could have a material adverse effect on our operating results and value of the investment of our stockholders.

We plan to purchase properties in Canada. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

•	Sovereign debt levels and trade deficits;

•	domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	other currency exchange rates;

•	changing supply and demand for a particular currency;

•	monetary policies of governments;

•	changes in balances of payments and trade;

•	trade restrictions;

•	direct sovereign intervention, such as currency devaluations and revaluations;

•	investment and trading activities of mutual funds, hedge funds and currency funds; and

•	other global or regional political, economic or financial events and situations.

These events and actions are unpredictable. In addition, the Canadian Dollar may not maintain its long term value in terms of purchasing power in the future. The resulting volatility in the Canadian Dollar/USD exchange rate could materially and adversely affect our performance.

We are subject to additional risks due to the location of any of our properties in Canada.

In addition to currency exchange rates, the value of any properties we purchase in Canada may be affected by factors peculiar to the laws and business practices of Canada. Canadian laws and customs may expose us to risks that are different from and in addition to those commonly found in the United States. Ownership and operation of foreign assets pose several risks, including, but not limited to the following:

•	the burden of complying with both Canadian and United States’ laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•	existing or new Canadian laws relating to the foreign ownership of real property or loans and laws restricting the ability of Canadian persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates or laws and changes in other operating expenses in Canada;

•	possible challenges to the anticipated tax treatment of our revenue and our properties;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions; and

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

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

On July 31, 2014 and as amended on December 17, 2015, we entered into the KeyBank Facility with KeyBank with a total commitment of $46.25 million which we may, subject to the discretion of KeyBank and any other lender who may ultimately participate in the secured credit facility, request commitments of an additional $110 million. This KeyBank Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on our current properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this KeyBank Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

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

We currently have outstanding debt payments and Preferred Unit distribution payments which are indexed to variable interest rates. We may also incur additional debt or issue additional preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs and Preferred Unit distribution payments, which would likely reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT would adversely affect the return of our stockholders’ investment.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including the Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

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

If we were considered to actually or constructively pay a “preferential dividend’ to our stockholders, our status as a REIT could be adversely affected.

As discussed above, in order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gains. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling from the IRS to such REIT. We believe that differences in dividends distributed to holders of Class A shares as compared to Class T shares, as a result of the distribution and stockholder servicing fees, will not result in preferential dividends. However, we have not applied for a ruling from the IRS with respect to our multi-class stock structure, or our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT. We have received the opinion of Nelson Mullins that our class structure complies with current tax law requirements and that dividend payments by us will be deductible and will not adversely affect our qualification as a REIT. This opinion has been issued in connection with this offering. Opinions of counsel are not binding on the IRS or on any court. Therefore, if the IRS were to successfully assert that we paid a preferential dividend, we may be deemed to have either (a) distributed less than 100% of our REIT taxable income and therefore be subject to tax on the undistributed portion, or (b) distributed less than 90% of our REIT taxable income, in which case our status as a REIT could be terminated if we were unable to cure such failure.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

Individuals with incomes below certain thresholds are subject to taxation at a 15% qualified dividend rate. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

As of December 31, 2015, we owned 12 self storage facilities located in six states comprising approximately 8,020 units and approximately 896,500 rentable square feet.

As of December 31, 2015, we owned the following 12 self storage facilities:

Property	Acquisition Date	Acquisition Price	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% of Total Rentable Sq. Ft.	Physical Occupancy %(1)
Ft. Pierce – FL	7/31/14	$3,850,000	2008	770	88,400	9.9%	87.6%
Las Vegas I – NV	7/31/14	$9,450,000	1999	1,210	171,100	19.1%	82.4%
Las Vegas II – NV	9/29/14	$6,050,000	1996	1,040	89,000	9.9%	77.7%
Colorado Springs – CO	1/29/15	$4,216,875	1983	680	61,800	6.9%	78.9%
Riverside – CA	2/05/15	$2,076,875	1980	610	60,100	6.7%	87.6%
Stockton – CA	2/05/15	$1,586,875	1984	560	49,100	5.5%	88.0%
Azusa – CA	2/05/15	$4,186,875	1986	660	64,400	7.2%	82.7%
Romeoville – IL	2/05/15	$3,426,875	1986	680	66,700	7.4%	64.9%
Elgin – IL	2/05/15	$686,875	1986	410	49,600	5.5%	71.1%
San Antonio I – TX	12/17/15	$12,290,000	1998	490	76,700	8.6%	91.3%
Kingwood – TX	12/17/15	$8,460,000	2001	470	60,100	6.7%	84.2%
Aurora – CO	12/17/15	$5,940,000	2015	440	59,500	6.6%	55.2%

Totals		$62,221,250		8,020	896,500	100%	80.0%

(1)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2015.

The weighted average capitalization rate for the 12 self storage facilities we owned as of December 31, 2015 was approximately 5.76%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
California	3	1,830	173,600	19.4%	85.9%
Colorado	2	1,120	121,300	13.5%	66.7%
Florida	1	770	88,400	9.9%	87.6%
Illinois	2	1,090	116,300	13.0%	67.5%
Nevada	2	2,250	260,100	29.0%	80.8%
Texas	2	960	136,800	15.2%	88.2%

Total	12	8,020	896,500	100.0%	80.0%

(1)	Includes all rentable units, consisting of storage units, parking (approximately 275 units) and an immaterial amount of commercial office units.
(2)	Includes all rentable square feet consisting of storage units, parking (approximately 83,000 square feet) and an immaterial number of commercial office units.
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2015.

Subsequent Acquisitions

On January 6, 2016, we closed on one self storage facility located in San Antonio, Texas for a purchase price of approximately $12.3 million, plus closing costs and acquisition fees, which was funded by a combination of a draw of approximately $8 million under the KeyBank Facility with KeyBank, and the remainder from the net proceeds of our offering. We incurred acquisition fees of approximately $215,000 in connection with the acquisition. See Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

On February 11, 2016, we closed on vacant land located in the Stoney Creek area of Toronto, Canada that will be developed into a self storage facility (the “Stoney Creek Property”) for a U.S. dollar equivalent purchase price of approximately $1.5 million, plus closing costs and acquisition fees, which was funded from net proceeds of our public offering. We incurred acquisition fees of approximately $26,000 in connection with the acquisition. See Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

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

Market Information

As of March 18, 2016, we had approximately 3,560,524 shares of Class A common stock outstanding and approximately 89,225 shares of Class T common stock outstanding, held by a total of approximately 1,015 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares of our common stock to the public at a price of $10.00 per share and at a price of approximately $9.50 per Class A share pursuant to our distribution reinvestment plan and Class T shares of our common stock to the public at a price of $9.47 per share and at a price of approximately $9.00 per Class T share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Distributions

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2014. By qualifying as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common shareholders during the year ended December 31, 2014. For 2015, all of our cash distributions constituted non-taxable returns of capital, which were paid from offering proceeds.

As of December 31, 2015, our Operating Partnership had issued and outstanding approximately 638,463 or approximately $16.0 million of Preferred Units. The Preferred Units receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

During the year ended December 31, 2015, approximately $1.1 million of Current Distributions were paid. As of December 31, 2015, Current Distributions and Deferred Distributions totaling approximately $1.0 million were accrued.

On April 13, 2015, our board of directors authorized a stock distribution of 0.01 Class A shares, $0.001 par value per share, or 1.0% of each outstanding Class A Share (equivalent to a 4% annualized stock distribution), to the stockholders of record at the close of business on June 30, 2015 which totaled 8,849 Class A shares which were issued on July 15, 2015.

On July 22, 2015, our board of directors authorized a stock distribution of 0.01 Class A shares, $0.001 par value per share, or 1.0% of each outstanding Class A Share (equivalent to a 4% annualized stock distribution), to the stockholders of record at the close of business on September 30, 2015 which totaled 11,975 Class A shares which were issued on October 15, 2015.

On October 20, 2015, our board of directors authorized a stock distribution of 0.0075 Class A Shares, $0.001 par value per share, or 0.75% of each outstanding Class A Share (equivalent to a 3.0% annualized stock distribution), and 0.0075 Class T Shares, $0.0001 par value per share, or 0.75% of each outstanding Class T Share (equivalent to a 3.0% annualized stock distribution) to the holders of record of all the issued and outstanding Class A Shares and Class T Shares as of the close of business on December 31, 2015. Such stock distribution totaled 19,906 Class A shares and 135 Class T Shares, which were issued on January 15, 2016.

On October 20, 2015, our board of directors declared a daily cash distribution in the amount of $0.000259 per day per share (equivalent to an annualized distribution rate of 1.0% assuming the Class T Share was purchased for $9.47, and a rate of approximately 0.95% assuming the Class A Share was purchased for $10.00) on the outstanding shares of common stock, payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on November 1, 2015 and ending December 31, 2015.

The following table shows the cash distributions we have paid through December 31, 2015:

Quarter	Preferred Unitholders	OP Unit Holders	Common Stockholders (1)	Distributions Declared per Common Share
1st Quarter 2014	$—	$—	$—	$—
2nd Quarter 2014	$—	$—	$—	$—
3rd Quarter 2014	$41,513	$—	$—	$—
4th Quarter 2014	$151,008	$—	$—	$—
1st Quarter 2015	$121,579	$—	$—	$—
2nd Quarter 2015	$384,709	$—	$—	$—
3rd Quarter 2015	$298,384	$—	$—	$—
4th Quarter 2015	$276,536	$—	$5,983	$0.016

(1)	Declared distributions are paid monthly in arrears

We have not been able to and may not be able to pay Current and Deferred Distributions to Preferred Units and distributions on our common stock from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2015, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	263,183
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	263,183

(1)	The total number of shares of our Class A common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2015, we had 2,694,325 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On May 31, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. These shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Until January 16, 2015, we were engaged in a Private Offering of up to $109,500,000 in shares of common stock to accredited investors (as defined in Rule 501 under the Act). On May 23, 2014, we reached the minimum offering amount of $1.0 million in sales of shares in our Private Offering, at which time subscriptions held in escrow pending our satisfaction of the minimum offering amount were released and we commenced operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million in shares, before commissions, fees and expenses. Select Capital Corporation was the dealer manager for the Private Offering.

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

Use of Proceeds from Registered Securities

On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”)

and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2015, we had sold approximately 1.8 million Class A Shares and approximately 20,000 Class T Shares in our Public Offering for gross proceeds of approximately $17.9 million and approximately $0.2 million, respectively. From this amount, we incurred approximately $1.7 million in selling commissions and dealer manager fees (of which approximately $1.4 million was re-allowed to third party broker-dealers), and approximately $1.3 million in organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $42.9 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on May 31, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor did we redeem any shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014	As of and for the Period March 12, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$4,857,407	$665,135	$—
Operating loss	(2,350,689)	(1,219,938)	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	(5,465,772)	(1,817,257)	—
Net loss per Class A common share-basic and diluted	(4.59)	(7.31)	—
Net loss per Class T common share-basic and diluted	(4.59)	—	—
Dividends declared per common share	0.016	—	—
Balance Sheet Data
Real estate facilities	$60,329,399	$18,967,479	$—
Total assets	69,929,708	24,967,883	202,000
Total debt	38,300,000	9,545,386	—
Total liabilities	40,644,751	11,964,177	—
Equity	13,389,399	3,095,402	202,000
Other Data
Net cash used in operating activities	$(672,711)	$(598,022)	$—
Net cash used in investing activities	(44,311,649)	(20,172,479)	—
Net cash provided by financing activities	47,084,108	25,068,799	202,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor became our sponsor on October 1, 2015 in connection with the merger of SmartStop Self Storage, Inc. into Extra Space Storage, Inc. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of SS Growth Property Management, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Financial Statements contained in this report for further details about our affiliates.

On January 20, 2015, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2015, we had sold approximately 2.6 million Class A Shares and approximately 20,000 Class T Shares in our Public and Private Offerings for gross proceeds of approximately $25.8 million and approximately $0.2 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of December 31, 2015, we owned 12 self storage facilities located in six states (California, Colorado, Florida, Illinois, Nevada and Texas) comprising approximately 8,020 units and approximately 896,500 rentable square feet.

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

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will continually evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derived revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) until October 1, 2015, our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2015, we owned 12 self storage properties comprising approximately 8,020 units and approximately 896,500 rentable square feet. Our operating results for the year ended December 31, 2014 include results for partial year periods for three self storage facilities that we owned as of December 31, 2014, while our operating results for the year ended December 31, 2015 include full year periods for those three self storage facilities plus partial year periods for the nine self storage facilities we acquired during 2015; therefore, we believe there is little basis for comparison between the years ended December 31, 2015 and 2014. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2015 was approximately $4.7 million, as compared to rental revenue for the year ended December 31, 2014 of approximately $0.6 million, an increase of approximately $4.1 million. The increase in rental revenue is primarily attributable to the acquisition of nine self storage properties during 2015 and to a lesser extent a full year of operations from the three properties acquired during 2014. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2015 was approximately $150,000, as compared to ancillary operating revenue for the year ended December 31, 2014 of approximately $24,000, an increase of approximately $126,000. The increase in ancillary operating revenue is primarily attributable to the acquisition of nine self storage properties during 2015 and to a lesser extent a full year of operations from the three properties acquired during 2014. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2015 were approximately $2.2 million, as compared to property operating expenses for the year ended December 31, 2014 of approximately $0.3 million, an increase of approximately $1.9 million. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the acquisition of nine self storage properties during 2015 and to a lesser extent a full year of operations from the three properties acquired during 2014. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2015 were approximately $0.6 million, as compared to property operating expenses – affiliates for the year ended December 31, 2014 of approximately $0.1 million, an increase of approximately $0.5 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the acquisition of nine self storage properties during 2015 and to a lesser extent a full year of operations from the three properties acquired during 2014. We expect property operating expenses – affiliates to increase in future periods as we have a full year of results from our 2015 acquisitions and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were approximately $1.2 million, as compared to general and administrative expenses for the year ended December 31, 2014 of approximately $0.5 million, an increase of approximately $0.7 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2015 were approximately $2.1 million, as compared to approximately $0.4 million for the year ended December 31, 2014. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to the acquisition of nine self storage properties during 2015 and to a lesser extent a full year of operations from the three properties acquired during 2014. We expect depreciation and amortization expense to increase in future periods as we have a full year of results from our 2015 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2015 were approximately $0.8 million, as compared to approximately $0.5 million for the year ended December 31, 2014. These acquisition expenses relate to the costs associated with the nine properties acquired during 2015 and three properties acquired in the third quarter of 2014. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2015 were approximately $0.3 million, as compared to approximately $0.1 million for the year ended December 31, 2014. These acquisition expenses relate to the due diligence costs associated with the nine properties acquired during 2015 and three properties acquired in the third quarter of 2014. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the year ended December 31, 2015 was approximately $0.7 million, as compared to approximately $0.2 million for the year ended December 31, 2014. The increase in interest expense is attributable to the debt obtained in conjunction with the acquisition of nine self storage properties during 2015. We expect interest expense to increase in future periods as we have a full year of interest from existing debt and commensurate with future increases to our debt level.

Debt issuance costs expense

Debt issuance costs expense for the year ended December 31, 2015 were approximately $0.4 million, as compared to approximately $0.1 million for the year ended December 31, 2014. The increase in debt issuance costs expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of nine self storage properties during 2015. We expect debt issuance costs expense to increase in future periods as we have a full year of expense and commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the year ended December 31, 2015 were approximately $1.9 million, as compared to approximately $0.4 million for the year ended December 31, 2014. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the increase in preferred equity investment made in our Operating Partnership during 2015 which was used to partially finance the acquisitions of six self storage properties acquired during the first quarter of 2015. We expect distributions to preferred unitholders in our Operating Partnership to fluctuate depending on the outstanding preferred equity balance.

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

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.5 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.1 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions.

Interest Expense

Interest expense for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $0.2 million and none, respectively. The increase in interest expense is attributable to the debt obtained in conjunction with the acquisition of our three self storage properties during 2014.

Debt issuance costs expense

Debt issuance costs expense for the year ended December 31, 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013 were approximately $65,000 and none, respectively. The increase in debt issuance costs expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our three self storage properties during 2014.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31, 2015	Year ended December 31, 2014	Change
Net cash flow provided by (used in):
Operating activities	$(672,711)	$(598,022)	$(74,689)
Investing activities	(44,311,649)	(20,172,479)	(24,139,170)
Financing activities	47,084,108	25,068,799	22,015,309

Cash flows used in operating activities for the years ended December 31, 2015 and 2014 were approximately $0.7 and $0.6 million, respectively, an increase in cash used year to year of approximately $0.1 million.

Cash flows used in investing activities for the years ended December 31, 2015 and 2014 were approximately $44.3 million and $20.2 million, respectively, an increase in the use of cash of approximately $24.1 million. The increase in cash used in investing activities primarily relates to acquiring nine properties for approximately $42.9 million during 2015 in comparison to three properties for approximately $19.4 million during 2014.

Cash flows provided by financing activities for the years ended December 31, 2015 and 2014 were approximately $47.1 million and $25.1 million, respectively, an increase of approximately $22.0 million. The increase in cash provided by financing activities over the prior period consisted of approximately $18.8 million from the net proceeds of secured debt, approximately $8.2 million of net proceeds from the issuance of common stock, partially offset primarily by a reduction of approximately $4.1 million from the net proceeds from preferred equity in our Operating Partnership and increased distributions thereto of approximately $0.9 million.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor. Per the advisory agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering may be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio and as our properties continue to lease-up.

Distribution Policy

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders we will continue to make cash distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to continue to make stock distributions or to continue to make distributions using a combination of stock and cash, and to fund some or all of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2015		Year Ended December 31, 2014
Distributions paid in cash — common stockholders	$5,984		$—
Distributions paid in cash — Operating Partnership unitholders	—		—
Distributions paid in cash — preferred unitholders	1,081,208		192,521
Distributions reinvested	10,706		—

Total distributions	$1,097,898		$192,521

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	1,087,192	99.0%	192,521	100.0%
Offering proceeds from distribution reinvestment plan	10,706	1.0%	—	—

Total sources	$1,097,898	100.0%	$192,521	100.0%

For the year ended December 31, 2015, we paid total distributions of approximately $1.1 million. For the year ended December 31, 2014, we declared no distributions on our common stock. From our commencement of paying cash distributions on our common shares in November 2015 through December 31, 2015, the payment of distributions has been paid solely from Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

We have not been able to and may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Primary Offering and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2015, we had $38.3 million of outstanding consolidated indebtedness. As of December 31, 2015, all of our total consolidated indebtedness was variable rate.

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, obtained a senior secured revolving term loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement (the “Credit Agreement”) for the purpose of funding real property acquisitions. The maximum amount we could borrow under the KeyBank Facility was initially $20,000,000. On December 17, 2015, we entered into an Amendment to the Credit Agreement (the “Amendment”), whereby KeyBank agreed to lend us up to $40 million total under the KeyBank Facility and we borrowed an additional approximately $20.5 million. As of December 31, 2015, the total amount borrowed under the KeyBank Facility was $38.3 million.

In addition, the Amendment permits us to borrow up to an additional $6.25 million (the “Additional Borrowing”) within 120 days following December 17, 2015 (the “Adjustment Period”), for a total potential borrowing amount of $46.25 million during the Adjustment Period. Pursuant to the Amendment, we must repay the Additional Borrowing by the end of the Adjustment Period.

On January 6, 2016, we borrowed an additional approximately $8 million to partially fund a self storage facility acquisition.

During the Curtailment Period (as that term is defined in the Amendment), we and the Operating Partnership must apply all proceeds from all asset sales and refinancing as well as all net proceeds of equity issuances to pay down the outstanding principal balance on the KeyBank Facility to an aggregate amount of the lesser of either $40 million or the borrowing base available calculated in accordance with the covenants that are applied outside of the Adjustment Period.

Subsequent to December 31, 2015, the KeyBank Facility was further amended. See Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

We have the right to request the KeyBank Facility be increased up to $150,000,000 in minimum increments of $20,000,000 during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility normally bears interest at our option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. However, borrowings made during the Adjustment Period bear interest at the Borrower’s option of either (x) LIBOR plus 375 basis points, or (y) Base Rate plus 275 basis points. The Borrower elected to have LIBOR plus 375 basis points apply to its outstanding borrowing, which equated to an interest rate of approximately 4.1% as of December 31, 2015.

The KeyBank Facility is full recourse, jointly and severally, to our Operating Partnership and the special purpose entity borrowers and is secured by cross-collateralized first mortgage liens on our properties. The KeyBank Facility may be prepaid or terminated at any time without penalty, provided, however, that KeyBank will be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated July 31, 2014 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Facility.

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

The Amendment modified certain covenants contained in the Credit Agreement, including the following (capitalized terms are as defined in the Amendment and the Credit Agreement):

•	The aggregate borrowing base availability under the KeyBank Credit Facility is limited to the lesser of: (1) during the Adjustment Period, sixty five percent (65%) of the Pool Value of the Mortgaged Properties, and at all other times fifty-five percent (55%) of the Pool Value of the Mortgaged Properties, or (2) during the Adjustment Period, a loan amount which would provide a Pool Debt Yield of no less than nine percent (9%), and at all other times a loan amount which would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0.

•	a Total Leverage Ratio no greater than sixty-five percent (65%) during the Adjustment Period and at all other times no greater than sixty percent (60%);

•	an Interest Coverage Ratio of not less than 1.65:1.00 during the Adjustment Period, and thereafter 1.75:1.00 through the quarter ending June 30, 2016, and increasing to 1.85:1.00 as of September 30, 2016 and on each quarter end thereafter;

•	a ratio of (i) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement (excluding any such Indebtedness constituting the increased Commitment hereunder during the Adjustment Period) to (ii) the sum of the Indebtedness (excluding the increased Commitment hereunder during the Adjustment Period), not in excess of thirty percent (30%); and

•	during the Adjustment Period, a Loan to Value Ratio of not greater than sixty-five percent (65%) and at all other times a Loan to Value Ratio of not greater than fifty-five percent (55%).

The Amendment allows us to incur a maximum aggregate amount of recourse debt of 15% of our Total Asset Value (as the term is defined in the Amendment) prior to December 31, 2017, and a maximum aggregate amount of 10% of its Total Asset Value thereafter.

On July 31, 2014, our Operating Partnership purchased an interest rate cap with a notional amount of $15 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2016. Additionally, this interest rate cap was amended on December 14, 2015, to increase the notional amount to $37 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

	Payments due during the years ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage interest(1)	$2,486,606	$1,570,488	$916,118	$—	$—
Mortgage principal	38,300,000	—	38,300,000	—	—

Total contractual obligations	$40,786,606	$1,570,488	$39,216,118	$—	$—

(1)	The interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2015 of 4.1%.

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

As of December 31, 2015, our debt consisted of $38.3 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

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

Based on the approximately $16.0 million of Preferred Units outstanding and the accumulated Deferred Distributions of approximately $0.9 million as of December 31, 2015, if LIBOR changed by 100 basis points, the total distributions would change by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2015:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	$38,300,000	—	—	—	—	$38,300,000
Average interest rate(1)	4.1%	4.1%	—	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on December 31, 2015.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2016 Proxy Statement. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 29, 2016.

STRATEGIC STORAGE GROWTH TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2016

/s/ Michael S. McClure Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2016

/s/ Leon Holmes Leon Holmes	Independent Director	March 29, 2016

/s/ Stephen G. Muzzy Stephen G. Muzzy	Independent Director	March 29, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Growth Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Growth Trust, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2015 and 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013. Our audits of the consolidated financial statements included the financial statement schedule listed in the accompanying index. Strategic Storage Growth Trust, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Growth Trust, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and the period from March 12, 2013 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California

March 29, 2016

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS
Real estate facilities:
Land	$13,180,000	$4,260,000
Buildings	42,338,012	13,815,359
Site improvements	4,811,387	892,120

	60,329,399	18,967,479
Accumulated depreciation	(1,157,113)	(182,836)

	59,172,286	18,784,643
Construction in process	30,808	—

Real estate facilities, net	59,203,094	18,784,643
Cash and cash equivalents	6,600,046	4,500,298
Other assets	1,871,423	709,604
Debt issuance costs, net of accumulated amortization	801,005	523,053
Intangible assets, net of accumulated amortization	1,454,140	450,285

Total assets	$69,929,708	$24,967,883

LIABILITIES AND EQUITY
Secured debt	$38,300,000	$9,545,386
Accounts payable and accrued liabilities	1,028,660	339,582
Due to affiliates	252,997	1,849,448
Distributions payable	20,700	—
Distributions payable to preferred unitholders in our Operating Partnership	1,042,394	229,761

Total liabilities	40,644,751	11,964,177

Commitments and contingencies (Note 7)

Redeemable common stock	10,706	—

Preferred equity in our Operating Partnership	15,884,852	9,908,304

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 2,676,239 and 740,814 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,676	741
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 18,086 and none issued and outstanding at December 31, 2015 and 2014, respectively	18	—
Additional paid-in capital	20,735,425	4,839,882
Distributions	(37,073)	—
Accumulated deficit	(7,283,029)	(1,817,257)

Total Strategic Storage Growth Trust, Inc. equity	13,418,017	3,023,366

Noncontrolling interests in our Operating Partnership	(28,618)	72,036

Total equity	13,389,399	3,095,402

Total liabilities and equity	$69,929,708	$24,967,883

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014 and the Period from March 12, 2013 (date of inception)

through December 31, 2013

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from March 12, 2013 (date of inception) through December 31, 2013
Revenues:
Self storage rental revenue	$4,708,208	$641,036	$—
Ancillary operating revenue	149,199	24,099	—

Total revenues	4,857,407	665,135	—

Operating expenses:
Property operating expenses	2,205,173	287,724	—
Property operating expenses – affiliates	558,250	104,394	—
General and administrative	1,224,892	463,234	—
Depreciation	1,161,013	183,604	—
Intangible amortization expense	946,146	254,715	—
Acquisition expense - affiliates	822,798	488,660	—
Other property acquisition expenses	289,824	102,742	—

Total operating expenses	7,208,096	1,885,073	—

Operating loss	(2,350,689)	(1,219,938)	—
Other income (expense):
Interest expense	(651,479)	(153,638)	—
Debt issuance costs expense	(375,319)	(65,433)	—
Other	1,766	3,374	—

Net loss	(3,375,721)	(1,435,635)	—
Less: Distributions to preferred unitholders in our Operating Partnership	(1,893,841)	(422,282)	—
Less: Accretion of preferred equity costs	(296,548)	(88,304)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	100,338	128,964	—

Net loss attributable to Strategic Storage Growth Trust, Inc. common shareholders	$(5,465,772)	$(1,817,257)	$—

Net loss per Class A share—basic and diluted	$(4.59)	$(7.31)	$—
Net loss per Class T share—basic and diluted	$(4.59)	$—	$—

Weighted average Class A shares outstanding—basic and diluted	1,190,486	248,565	73
Weighted average Class T shares outstanding—basic and diluted	1,250	—	—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2015 and 2014 and the Period from March 12, 2013 (date of inception) through December 31, 2013

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership
Balance as of March 12, 2013 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	100	—	—	—	1,000	—	—	1,000	201,000	202,000	—

Balance as of December 31, 2013	100	—	—	—	1,000	—	—	1,000	201,000	202,000	—

Gross proceeds from issuance of common stock	740,714	741	—	—	6,994,416	—	—	6,995,157	—	6,995,157	—
Offering costs	—		—	—	(2,155,534)	—	—	(2,155,534)	—	(2,155,534)	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(1,817,257)	(1,817,257)	—	(1,817,257)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	(128,964)	(128,964)	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	10,263,581
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	(443,581)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	88,304

Balance as of December 31, 2014	740,814	741	—	—	4,839,882	—	(1,817,257)	3,023,366	72,036	3,095,402	9,908,304

Gross proceeds from issuance of common stock	1,887,318	1,887	17,951	18	18,918,202	—	—	18,920,107	—	18,920,107	—
Offering costs	—	—	—	—	(3,028,827)	—	—	(3,028,827)	—	(3,028,827)	—
Changes to redeemable common stock	—	—	—	—	(10,706)	—	—	(10,706)	—	(10,706)	—
Issuance of restricted stock	6,250	6	—	—	(6)	—	—	—	—	—	—
Distributions ($0.016 per share)	—	—	—	—	—	(37,073)	—	(37,073)	—	(37,073)	—
Distributions of common stock	40,730	41	135	—	(41)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(316)	(316)	—
Issuance of shares for distribution reinvestment plan	1,127	1	—	—	10,705	—	—	10,706	—	10,706	—
Stock based compensation expense	—	—	—	—	6,216	—	—	6,216	—	6,216	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(5,465,772)	(5,465,772)	—	(5,465,772)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	(100,338)	(100,338)	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	7,197,995
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	(1,500,000)
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	(17,995)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	296,548

Balance as of December 31, 2015	2,676,239	$2,676	18,086	$18	$20,735,425	$(37,073)	$(7,283,029)	$13,418,017	$(28,618)	$13,389,399	$15,884,852

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014 and Period from March 12, 2013 (date of inception)

through December 31, 2013

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from March 12, 2013 (date of inception) through December 31, 2013
Cash flows from operating activities:
Net loss	$(3,375,721)	$(1,435,635)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,380,225	503,752	—
Expense related to issuance of restricted stock	6,216	—	—
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets	(501,401)	(62,967)	—
Accounts payable and accrued liabilities	747,237	222,537	—
Due to affiliates	70,733	174,291	—

Net cash used in operating activities	(672,711)	(598,022)	—

Cash flows from investing activities:
Purchase of real estate	(42,871,250)	(19,350,000)	—
Additions to real estate facilities	(648,294)	(322,479)	—
Deposits on acquisitions of real estate facilities	(1,292,105)	(500,000)	—
Return of deposits on acquisitions of real estate facilities	500,000	—	—

Net cash flows used in investing activities	(44,311,649)	(20,172,479)	—

Cash flows from financing activities:
Proceeds from issuance of secured debt	28,754,614	9,545,386	—
Proceeds from issuance of preferred equity in Operating Partnership	7,180,000	9,820,000	—
Redemption of preferred equity in our Operating Partnership	(1,500,000)	—	—
Gross proceeds from issuance of common stock	18,961,011	6,935,157	1,000
Offering costs	(4,452,137)	(671,909)	—
Debt issuance costs	(772,189)	(367,314)	—
Distributions paid to preferred unitholders in our Operating Partnership	(1,081,208)	(192,521)	—
Distributions paid to common stockholders	(5,983)	—	—
Issuance of Operating Partnership units	—	—	201,000

Net cash flows provided by financing activities	47,084,108	25,068,799	202,000

Net change in cash and cash equivalents	2,099,748	4,298,298	202,000
Cash and cash equivalents, beginning of period	4,500,298	202,000	—

Cash and cash equivalents, end of period	$6,600,046	$4,500,298	$202,000

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$594,587	$116,191	$—
Supplemental disclosure of noncash activities:
Other assets included in due to affiliates	$—	$87,405	$—
Proceeds from issuance of common stock in other assets	$25,640	$60,000	$—
Offering costs included in due to affiliates	$7,973	$1,422,210	$—
Offering costs included in accounts payable and accrued liabilities	$58,886	$61,415	$—
Debt issuance costs included in due to affiliates	$—	$165,542	$—
Debt issuance cost included in accounts payable and accrued liabilities	$—	$55,630	$—
Distributions payable to preferred unitholders in our Operating Partnership	$873,809	$229,761	$—
Stock distributions of common stock	$41	$—	$—
Issuance of shares pursuant to distribution reinvestment plan	$10,706	$—	$—
Issuance of restricted stock	$6	$—	$—
Preferred equity issuance costs	$17,995	$443,581	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1. Organization

Strategic Storage Growth Trust, Inc., a Maryland corporation (the “Company”), was formed on March 12, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us,” “our” and “Company” refer to Strategic Storage Growth Trust, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH including SSH’s sole membership interest in SmartStop Asset Management, LLC, a Delaware limited liability company (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”).

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement, as amended, authorizes 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of approximately 830,000 shares pursuant to the Private Offering.

On January 20, 2015 we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2015, we had sold approximately 2.6 million Class A Shares and approximately 20,000 Class T Shares in our Public and Private Offerings for gross proceeds of approximately $25.8 million and approximately $0.2 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of December 31, 2015 we owned 12 self storage facilities located in six states (California, Colorado, Florida, Illinois, Nevada and Texas).

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our

Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2015, we owned approximately 99.25% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 0.75% of the common units are owned by our Advisor. As of December 31, 2015, our Operating Partnership had outstanding approximately 638,463 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) issued to SSTI Preferred Investor, LLC (the “Preferred Investor”), formerly a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $16.0 million. Such Preferred Units are now owned by Extra Space subsequent to the Merger. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

December 31, 2015

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2015 and 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $2.0 million and approximately $0.7 million in intangible assets to recognize the value of

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

in-place leases related to our acquisitions during 2015 and 2014, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2015 and 2014 we expensed approximately $1.1 million and approximately $0.6 million, respectively, of acquisition-related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our financial statements. We will recognize any measurement period adjustments during the period in which we determine the amount of the adjustment to our financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2015 and 2014, no impairment losses were recognized.

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

December 31, 2015

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-35 years
Site Improvements	7-10 years

As described in Note 1, after the close of the Merger all of our properties in the United States were re-branded under the Extra Space name. As such, for the year ended December 31, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful lives. Depreciation expense for the year ended December 31, 2015 includes approximately $175,000 of accelerated depreciation related to the SmartStop branded signs.

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2015 and 2014, the gross amounts allocated to in-place lease intangibles were approximately $2.7 million and approximately $0.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $1.2 million and approximately $0.3 million, respectively.

The total estimated amortization expense of intangible assets for the years ending December 31, 2016 and 2017, are approximately $1.1 million, approximately $0.4 million, respectively, and none for the years thereafter.

Debt Issuance Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2015 and 2014, accumulated amortization of debt issuance costs totaled approximately $0.3 million and $0.1 million, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheet.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Through December 31, 2015 we had not received any requests for redemptions.

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

December 31, 2015

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we will consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

We filed elections to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Per Share Data

Basic earnings per share attributable to Strategic Storage Growth Trust, Inc. for all periods presented are computed by dividing net income (loss) attributable to Strategic Storage Growth Trust, Inc. by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to Strategic Storage Growth Trust, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effective of unrestricted stock was not included in the dilutive weighted average shares as such shares were antidilutive.

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

December 31, 2015

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in the update require an acquirer in a business combination to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record the effect of the adjustments on earnings as if the accounting had been completed at the acquisition date and the acquirer must disclose in its financial statements the portion of the amounts recorded in each line item of current-period earnings that would have been recorded in previous periods if the adjustments to estimated amounts had been recognized as of the acquisition date. The update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted for financial statements that have not been issued. We early adopted this new guidance and the effect on our financial statements is discussed in Notes 3 and 9.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2015 and 2014:

Real estate facilities
Balance at December 31, 2013	$—
Facility acquisitions	18,645,000
Improvements and additions	322,479

Balance at December 31, 2014	18,967,479
Asset disposals	(176,816)
Facility acquisitions	40,921,250
Improvements and additions	617,486

Balance at December 31, 2015	$60,329,399

Accumulated depreciation
Balance at December 31, 2013	$—
Depreciation expense	(182,836)

Balance at December 31, 2014	(182,836)
Asset disposals	176,816
Depreciation expense	(1,151,093)

Balance at December 31, 2015	$(1,157,113)

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following tables summarize the purchase price allocations for our acquisitions during the years ended December 31, 2015 and 2014:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued	2015 Revenue(1)	2015 Property Operating Income(3)
Colorado Springs—Colorado	1/29/2015	$4,036,875	$180,000	$4,216,875	$2,564,614	$414,392	$200,274
Riverside—California	2/05/2015	1,986,875	90,000	2,076,875	947,524	422,072	167,241
Stockton—California	2/05/2015	1,506,875	80,000	1,586,875	439,230	377,643	166,988
Azusa—California	2/05/2015	3,976,875	210,000	4,186,875	2,500,668	617,013	362,085
Romeoville—Illinois	2/05/2015	3,246,875	180,000	3,426,875	1,852,578	474,062	230,243
Elgin—Illinois	2/05/2015	656,875	30,000	686,875	—	303,823	108,535
San Antonio I—Texas(2)	12/17/2015	11,620,000	670,000	12,290,000	9,426,260	35,968	19,343
Kingwood—Texas(2)	12/17/2015	8,030,000	430,000	8,460,000	6,461,880	24,722	11,696
Aurora—Colorado(2)	12/17/2015	5,860,000	80,000	5,940,000	4,561,860	18,393	9,003

2015 Total		$40,921,250	$1,950,000	$42,871,250	$28,754,614	$2,688,088	$1,275,408

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued	2014 Revenue(1)	2014 Property Operating Income(3)
Fort Pierce—Florida	7/31/2014	$3,760,000	$90,000	$3,850,000	$988,659	$142,382	$27,673
Las Vegas I—Nevada	7/31/2014	9,045,000	405,000	9,450,000	5,360,706	380,826	230,916
Las Vegas II—Nevada	9/29/2014	5,840,000	210,000	6,050,000	3,196,021	141,927	74,745

2014 Total		$18,645,000	$705,000	$19,350,000	$9,545,386	$665,135	$333,334

(1)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(2)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

Certain purchase price allocations noted above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing such purchase price allocations by December 31, 2016, as further evaluations are completed and additional information is received from third parties.

During 2015 we completed the purchase price allocations for the properties acquired during 2014 and there were no changes to the provisional amounts recorded. During 2015 we also completed the purchase price allocations for the properties acquired during the first quarter of 2015 and recognized during the fourth quarter measurement period adjustments, which had the aggregate impact of increasing our allocation to buildings by approximately $1.8 million, with reductions to land, site improvements and intangible assets of approximately $0.8 million, $0.2 million and $0.8 million, respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter to our consolidated statement of operations, which had the aggregate impact of an increase to depreciation expense during the year of approximately $25,000 and a decrease to intangible amortization expense of approximately $0.2 million for the year.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.6 and $0.2 million for the years ended December 31, 2015 and 2014, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 4. Secured Debt

KeyBank Facility

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a senior secured revolving term loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement (the “Credit Agreement”) for the purpose of funding real property acquisitions. The maximum amount we could borrow under the KeyBank Facility was initially $20,000,000. On December 17, 2015, the Borrower entered into an Amendment to the Credit Agreement (“the “Amendment”), whereby KeyBank agreed to lend us up to $40 million total under the KeyBank Facility and we borrowed an additional approximately $20.5 million. As of December 31, 2015, the total amount borrowed under the KeyBank Facility was $38.3 million.

In addition, the Amendment permits us to borrow up to an additional $6.25 million (the “Additional Borrowing”) within 120 days following December 17, 2015 (the “Adjustment Period”), for a total potential borrowing amount of $46.25 million during the Adjustment Period. Pursuant to the Amendment, we must repay the Additional Borrowing by the end of the Adjustment Period.

On January 6, 2016, we borrowed an additional approximately $8 million to partially fund a self storage facility acquisition (see Note 11).

During the Curtailment Period (as that term is defined in the Amendment), we and the Operating Partnership must apply all proceeds from all asset sales and refinancing as well as all net proceeds of equity issuances to pay down the outstanding principal balance on the KeyBank Facility to an aggregate amount of the lesser of either $40 million or the borrowing base availability calculated in accordance with the covenants that are applied outside of the Adjustment Period.

Subsequent to December 31, 2015, the KeyBank Facility was further amended. See additional discussion in Note 11.

The Borrower has the right to request the KeyBank Facility be increased up to $150,000,000 in minimum increments of $20,000,000 during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility normally bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. However, borrowings made during the Adjustment Period bear interest at the Borrower’s option of either (x) LIBOR plus 375 basis points, or (y) Base Rate plus 275 basis points. The Borrower elected to have LIBOR plus 375 basis points apply to its outstanding borrowing, which equated to an interest rate of approximately 4.1% as of December 31, 2015.

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

Under certain conditions, we may cause the release of one or more of the properties serving as collateral for the KeyBank Facility, subject to no default or event of default is then outstanding or would reasonably occur as a result of such release, including compliance with the Pool Debt-Service Coverage Ratio (as defined in the Credit Agreement).

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

December 31, 2015

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

The Amendment modified certain covenants contained in the Credit Agreement, including the following (capitalized terms are as defined in the Amendment and the Credit Agreement):

•	The aggregate borrowing base availability under the KeyBank Credit Facility is limited to the lesser of: (1) during the Adjustment Period, sixty five percent (65%) of the Pool Value of the Mortgaged Properties, and at all other times fifty-five percent (55%) of the Pool Value of the Mortgaged Properties, or (2) during the Adjustment Period, a loan amount which would provide a Pool Debt Yield of no less than nine percent (9%), and at all other times a loan amount which would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0.

•	a Total Leverage Ratio no greater than sixty-five percent (65%) during the Adjustment Period and at all other times no greater than sixty percent (60%);

•	an Interest Coverage Ratio of not less than 1.65:1.00 during the Adjustment Period, and thereafter 1.75:1.00 through the quarter ending June 30, 2016, and increasing to 1.85:1.00 as of September 30, 2016 and on each quarter end thereafter;

•	a ratio of (i) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement (excluding any such Indebtedness constituting the increased Commitment hereunder during the Adjustment Period) to (ii) the sum of the Indebtedness (excluding the increased Commitment hereunder during the Adjustment Period), not in excess of thirty percent (30%); and

•	during the Adjustment Period, a Loan to Value Ratio of not greater than sixty-five percent (65%) and at all other times a Loan to Value Ratio of not greater than fifty-five percent (55%).

The Amendment allows us to incur a maximum aggregate amount of recourse debt of 15% of our Total Asset Value (as the term is defined in the Amendment) prior to December 31, 2017, and a maximum aggregate amount of 10% of its Total Asset Value thereafter.

On July 31, 2014, our Operating Partnership purchased an interest rate cap with a notional amount of $15 million, such that in no event will our interest rate exceed 5.75% thereon through August 1, 2016. Additionally, this interest rate cap was amended on December 14, 2015, to increase the notional amount to $37 million.

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2015:

2016	$—
2017	38,300,000
2018	—
2019	—
2020	—
2021 and thereafter	—

Total payments	$38,300,000

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

December 31, 2015

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

On January 29, 2015, and February 5, 2015, we closed on a portfolio of six properties. These acquisitions were funded in part by the issuance of approximately 80,000 and 208,000 Preferred Units in our Operating Partnership, respectively, which were issued for approximately $2.0 million and $5.2 million, respectively.

On September 23, 2015 we redeemed $1.5 million in Liquidation Amount of the Preferred Units. As of December 31, 2015, the Preferred Investor had a remaining amount invested of approximately $16 million and approximately 640,000 Preferred Units in our Operating Partnership.

The holders of Preferred Units receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of December 31, 2015 and 2014, we had elected to defer the additional distributions and had accrued approximately $0.9 million and $0.2 million of such distributions, respectively.

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

December 31, 2015

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

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement and the Private Offering Advisory Agreement (which terminated upon commencement of the Advisory Agreement). As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs from the Public Offering; provided, however, pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor receives acquisition fees equal to 1.75% and 1%, respectively, of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses our Advisor incurs pursuant to the Advisory Agreement and the Private Offering Advisory Agreement. Our Advisor also receives a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of our average invested assets, as defined. We also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor may reallow a portion of the financing fee to a third party in the event such party assisted us in arranging such financing.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Under our Advisory Agreement, our Advisor receives disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. As provided under the Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. We also pay our Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee is paid in connection with properties that we anticipate developing or expanding within 12 months of the acquisition of such properties. A development fee to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. Our Advisor is also entitled to various subordinated distributions under the Second Amended and Restated Limited Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) merge with another entity or enter into an Extraordinary Transaction, as defined in the Second Amended and Restated Limited Partnership Agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquire our first real estate asset, pursuant to the Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

As of December 31, 2015, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $255,000 (the “Excess Expenses”). On March 4, 2016, our board of directors, including all of the independent directors, determined that there are unusual and non-recurring factors that are sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are in our first full year of operations and we are still in the acquisition and development stage; (3) the start-up costs associated with our first full year of operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; (4) our average invested assets was low due to us owning between 3 and 12 properties during the four fiscal quarter period; and (5) our focus on acquisition of self storage properties that are not yet stabilized.

Dealer Manager Agreement

In connection with our Private Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.75% of gross proceeds from sales in the Private Offering under the terms of the dealer manager agreement for our Private Offering (the “Private Offering Dealer Manager Agreement”). In connection with our Primary Offering, our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A shares and Class T shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan); (iii) the fifth anniversary of the last day of the fiscal quarter in which our Public Offering (excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

Affiliated Dealer Manager

Our President and Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Through September 30, 2015, each of our self storage properties was managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager received a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses included wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also received a one-time fee for each property acquired by us that was managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assisted with the development or redevelopment of a property, we paid a separate market-based fee for such services. In addition, our Property Manager was entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a tenant at one of our properties in connection with the tenant insurance program. Additionally, each agreement included a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by SmartStop.

As of October 1, 2015, each of our self storage properties are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with Extra Space, which provides on-site management of our properties. Such agreements were entered into effective on October 1, 2015. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Property Manager and Extra Space are substantially the same as the property management agreements between us and our Property Manager. Under the sub-property management agreements, our Property Manager pays Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreements also have a three year term and automatically renew for successive one year periods thereafter, unless our Property Manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our Property Manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, our Property Manager may terminate a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space may terminate a property management agreement on 60 days prior written notice to our Property Manager.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2014 and 2015, as well as any related amounts payable as of December 31, 2014 and 2015 (there were no related party costs incurred during the period from March 12, 2013 (date of inception) through December 31, 2013):

	Year Ended December 31, 2014			Year Ended December 31, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$421,921	$421,921	$—	$774,212	$748,513	$25,699
Asset management fees	36,248	—	36,248	180,060	216,308	—
Property management fees(1)	68,146	—	68,146	378,190	446,336	—
Acquisition expenses	488,660	418,763	69,897	822,798	775,620	117,075
Debt issuance costs	—	—	—	143,773	41,523	102,250
Capitalized
Debt issuance costs	323,822	158,280	165,542	—	165,542	—
Other assets	87,405	—	87,405	20,000	107,405	—
Additional Paid-in Capital
Selling commissions	470,336	442,337	27,999	1,462,535	1,490,534	—
Dealer manager fees	201,572	189,571	12,001	365,634	372,474	5,161
Offering costs	1,422,211	40,001	1,382,210	471,519	1,850,917	2,812

Total	$3,520,321	$1,670,873	$1,849,448	$4,618,721	$6,215,172	$252,997

(1)	During the year ended December 31, 2015, property management fees include approximately $92,000 of fees paid to the sub-property manager of our properties.

Tenant Insurance Program

Prior to the closing of the Merger on October 1, 2015, SmartStop participated in a tenant reinsurance program whereby customers of our self storage facilities were able to purchase insurance to cover damage or destruction to their property while stored at our facilities. SmartStop invested in a Cayman Islands company (the “Reinsurance Company”) that insured a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provided fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company was required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014, SmartStop acquired its interest in the Reinsurance Company from our President and Chief Executive Officer. For the years ended December 31, 2015 and 2014, we recorded approximately $0.1 million and none, respectively, of revenue from the program insurer. Effective October 1, 2015, Extra Space was entitled to all tenant insurance revenues for properties located in the United States and we will no longer receive any such tenant insurance revenues.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Extra Space Self Storage

In connection with the merger of SmartStop into Extra Space, certain of our executive officers, including H. Michael Schwartz, Paula Mathews, Michael McClure and James Berg, received units of limited partnership interest in Extra Space Storage LP, the operating partnership for Extra Space, in exchange for units of limited partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop, owned by such executives.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of December 31, 2015, we had sold approximately 1,000 shares shares through our distribution reinvestment plan offering for Class A Shares and none for our Class T Shares.

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

December 31, 2015

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

Through December 31, 2015 we had not received any requests for the redemption of shares under our share redemption program. Additionally, as of December 31, 2015, we had issued 1,127 shares under our distribution reinvestment plan.

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

Note 8. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2015 and 2014 as if the Company’s acquisitions discussed in Note 3 were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Pro forma revenue	$6,676,289	$5,874,046
Pro forma operating expenses	(8,021,824)	(7,463,592)
Pro forma net loss attributable to common shareholders	(5,350,389)	(5,516,182)

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The pro forma financial information for the years ended December 31, 2015 and 2014 were adjusted to exclude approximately $1.1 million and $0.6, respectively, for acquisition related expenses.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 9. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2015 and 2014 (there were no operations from the period from March 12, 2013 (date of inception) through December 31, 2013):

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$951,653	$1,241,755	$1,292,224	$1,371,775
Total operating expenses	$1,592,434	$1,619,962	$1,836,662	$2,159,038
Operating loss	$(640,781)	$(378,207)	$(544,438)	$(787,263)
Net loss	$(834,329)	$(590,767)	$(758,800)	$(1,191,825)
Net loss attributable to common shareholders	$(1,302,893)	$(1,154,918)	$(1,314,402)	$(1,693,559)
Net loss per Class A share-basic and diluted	$(1.60)	$(1.36)	$(1.26)	$(0.82)
Net loss per Class T share-basic and diluted	—	—	—	$(0.82)

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$205,442	$459,693
Total operating expenses	—	412,853	723,462	748,758
Operating loss	—	(412,853)	(518,020)	(289,065)
Net loss	—	(412,853)	(599,148)	(423,634)
Net loss attributable to common shareholders	—	(357,246)	(694,376)	(765,635)
Net loss per share-basic and diluted	—	(6.20)	(2.14)	(1.27)

As discussed in Note 3, during the fourth quarter of 2015 we completed the purchase price allocations for the properties acquired during the first quarter of 2015. During the fourth quarter we recognized the cumulative measurement period adjustments in our consolidated statement of operations. If such measurement period adjustments were retroactively recorded they would have had the aggregate impact of increasing depreciation by approximately $6,000, $9,000 and $10,000 and decreasing intangible amortization expense by approximately $45,000, $74,000 and $75,000, respectively related to the first, second and third quarters of 2015. However, as discussed in Note 2, we early adopted new amended accounting guidance and the cumulative measurement period adjustments were recorded in the fourth quarter.

Note 10. Declaration of Distributions

Stock Distribution Declaration

On December 4, 2015, our board of directors declared a stock distribution to the holders of record of all the issued and outstanding shares of Class A common stock and Class T common stock as of the close of business on March 31, 2016, in the amount of 0.005 shares of Class A common stock, $0.001 par value per share, per each class of Class A common stock outstanding (equivalent to a 0.75% stock distribution) and 0.005 shares of Class T common stock, $0.001 par value per share, per each share of Class T common stock (equivalent to a 0.75% stock distribution). Such stock distribution will be issued on April 15, 2016.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Cash Distribution Declaration

On December 4, 2015, our board of directors declared a daily distribution in the amount of $0.00054645 per share (equivalent to an annualized distribution rate of 2.0% assuming the Class A Share was purchased for $10.00, and a rate of approximately 2.1% assuming the Class T Share was purchased for $9.47) on the outstanding shares of common stock, payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on January 1, 2016 and ending March 31, 2016. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Subsequent Events

Acquisitions

On January 6, 2016, we closed on one self storage facility located in San Antonio, Texas for a purchase price of approximately $12.3 million, plus closing costs and acquisition fees, which was funded by a combination of a draw of approximately $8 million under the KeyBank Facility, and the remainder from the net proceeds of our Offering. We incurred acquisition fees of approximately $215,000 in connection with the acquisition.

On February 9, 2016, we closed on vacant land located in the Stoney Creek area of Toronto, Canada that will be developed into a self storage facility (the “Stoney Creek Property”) for a U.S. dollar equivalent purchase price of approximately $1.5 million, plus closing costs and acquisition fees, which was funded from net proceeds of our Offering. We incurred acquisition fees of approximately $26,000 in connection with the acquisition.

Cash Distribution Declaration

On March 22, 2016, our board of directors declared a daily distribution in the amount of $0.0010928962 per share (equivalent to an annualized distribution rate of 4.0% assuming the Class A Share was purchased for $10.00, and a rate of approximately 4.2% assuming the Class T Share was purchased for $9.47) on the outstanding shares of common stock, payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2016 and ending June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid the following month.

Amendment to KeyBank Facility

On March 28, 2016, we amended (the “Third Amendment”) our KeyBank Facility thereby extending the Adjustment Period to June 30, 2016. Additionally, the Third Amendment eliminated the requirement to apply the net proceeds of our equity issuances during the Curtailment Period to pay down the outstanding principal balance on the KeyBank Facility to an aggregate amount of the lesser of either $40 million or the borrowing base availability calculated in accordance with the covenants that are applied outside of the Adjustment Period. As of March 18, 2016, the total amount borrowed under the KeyBank Facility was approximately $41 million.

Offering Status

As of March 18, 2016, in connection with our Primary Offering we had issued approximately 2,674,000 Class A shares of our common stock and approximately 89,000 Class T Shares of our common stock for gross proceeds of approximately $26.6 million and approximately $0.8 million, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

			Initial Cost to Company				Gross Carrying Amount at December 31, 2015
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Fort Pierce	FL	$988,659	$700,000	$3,060,000	$3,760,000	$54,962	$700,000	$3,114,962	$3,814,962	$(156,346)	2008	7/31/2014
Las Vegas I	NV	5,360,706	2,180,000	6,865,000	9,045,000	192,022	2,180,000	7,057,022	9,237,022	(348,485)	1999	7/31/2014
Las Vegas II	NV	3,196,021	1,380,000	4,460,000	5,840,000	120,997	1,380,000	4,580,997	5,960,997	(196,478)	1996	9/29/2014
Colorado Springs	CO	2,564,614	1,510,000	2,526,875	4,036,875	59,104	1,510,000	2,585,979	4,095,979	(99,796)	1983	1/29/2015
Riverside	CA	947,524	220,000	1,766,875	1,986,875	46,072	220,000	1,812,947	2,032,947	(61,954)	1980	2/05/2015
Stockton	CA	439,230	150,000	1,356,875	1,506,875	21,159	150,000	1,378,034	1,528,034	(48,871)	1984	2/05/2015
Azusa	CA	2,500,668	1,260,000	2,716,875	3,976,875	56,173	1,260,000	2,773,048	4,033,048	(95,060)	1986	2/05/2015
Romeoville	IL	1,852,578	480,000	2,766,875	3,246,875	56,946	480,000	2,823,821	3,303,821	(98,452)	1986	2/05/2015
Elgin	IL	—	110,000	546,875	656,875	155,714	110,000	702,589	812,589	(21,073)	1986	2/05/2015
San Antonio I	TX	9,426,260	2,600,000	9,020,000	11,620,000	—	2,600,000	9,020,000	11,620,000	(11,940)	1998	12/17/2015
Kingwood	TX	6,461,880	1,760,000	6,270,000	8,030,000	—	1,760,000	6,270,000	8,030,000	(9,036)	2001	12/17/2015
Aurora	CO	4,561,860	830,000	5,030,000	5,860,000	—	830,000	5,030,000	5,860,000	(9,622)	2015	12/17/2015

		$38,300,000	$13,180,000	$46,386,250	$59,566,250	$763,149	$13,180,000	$47,149,399	$60,329,399	$(1,157,113)

Activity in real estate facilities during 2015 was as follows:

2015
Real estate facilities
Balance at beginning of year	$18,967,479
Asset disposals	(176,816)
Facility acquisitions	40,921,250
Improvements	617,486

Balance at end of year	$60,329,399

Accumulated depreciation
Balance at beginning of year	$182,836
Asset disposals	(176,816)
Depreciation expense	1,151,093

Balance at end of year	$1,157,113
Construction in process
Balance at beginning of year	$—
Additions	30,808

Balance at end of year	$30,808

Real estate facilities, net	$59,203,094

S-1

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

1.1	Amended and Restated Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

1.2	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Growth Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-193480

10.1	Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.2	Second Amended and Restated Advisory Agreement by and among Strategic Storage Growth Trust, Inc., SS Growth Operating Partnership, L.P. and SS Growth Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, Commission File No. 333-193480

10.3	Strategic Storage Trust II, Inc. Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-193480

10.4	Employee and Director Long-Term Incentive Plan of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, Commission File No. 333-193480

10.5	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P. establishing Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.6	Series A Cumulative Redeemable Preferred Unit Purchase Agreement, incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.7	Credit Agreement with KeyBank, N.A. dated July 31, 2014, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.8	Six Property Portfolio Purchase and Sale Agreement, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.9	Partial Assignment for one Property of the Six Property Portfolio, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.10	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.11	Baseline Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 5, 2015, Commission File No. 333-193480

Exhibit No.	Description

10.12	Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

10.13	Arrington Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2015, Commission File No. 333-193480

10.14	Storage Spot Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2015, Commission File No. 333-193480

10.15	Assignment of the Burlington and Milton Properties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 19, 2015, Commission File No. 333-193480

10.16	Second Amendment to Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 22, 2015, Commission File No. 333-193480

10.17	Assignment of Oakville Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2016, Commission File No. 333-193480

21.1	Subsidiaries of Strategic Storage Growth Trust, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the Year Ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.