Form 10-Q
period 2016-03-31
Strategic Storage Growth Trust, Inc.
filed 2016-05-12
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55616

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

As of May 3, 2016, there were 4,205,270 outstanding shares of Class A common stock and 183,054 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Real estate facilities:
Land	$14,810,877	$13,180,000
Buildings	42,518,606	42,338,012
Site improvements	4,817,519	4,811,387

	62,147,002	60,329,399
Accumulated depreciation	(1,614,819)	(1,157,113)

	60,532,183	59,172,286
Construction in process	173,800	30,808

Real estate facilities, net	60,705,983	59,203,094
Real estate held for sale, net	12,199,301	—
Cash and cash equivalents	4,626,206	6,600,046
Other assets	2,244,499	1,871,423
Debt issuance costs, net of accumulated amortization	722,080	801,005
Intangible assets, net of accumulated amortization	1,111,475	1,454,140

Total assets	$81,609,544	$69,929,708

LIABILITIES AND EQUITY
Secured debt	$40,947,099	$38,300,000
Accounts payable and accrued liabilities	1,073,237	1,028,660
Due to affiliates	753,420	252,997
Distributions payable	61,588	20,700
Distributions payable to preferred unitholders in our Operating Partnership	1,249,543	1,042,394

Total liabilities	44,084,887	40,644,751

Commitments and contingencies (Note 8)
Redeemable common stock	92,035	10,706
Preferred equity in our Operating Partnership	15,914,819	15,884,852

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 3,763,727 and 2,676,239 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,764	2,676
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 117,423 and 18,086 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	118	18
Additional paid-in capital	30,942,148	20,735,425
Distributions	(197,001)	(37,073)
Accumulated deficit	(9,304,622)	(7,283,029)
Accumulated other comprehensive income	115,447	—

Total Strategic Storage Growth Trust, Inc. equity	21,559,854	13,418,017

Noncontrolling interests in our Operating Partnership	(42,051)	(28,618)

Total equity	21,517,803	13,389,399

Total liabilities and equity	$81,609,544	$69,929,708

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Self storage rental revenue	$2,055,181	$917,326
Ancillary operating revenue	17,704	34,327

Total revenues	2,072,885	951,653

Operating expenses:
Property operating expenses	909,932	423,290
Property operating expenses – affiliates	218,826	134,794
General and administrative	581,881	300,113
Depreciation	502,495	200,135
Intangible amortization expense	392,319	279,712
Acquisition expense—affiliates	305,911	185,381
Other property acquisition expenses	67,886	69,009

Total operating expenses	2,979,250	1,592,434

Operating loss	(906,365)	(640,781)
Other expenses:
Interest expense	(440,268)	(132,450)
Debt issuance costs expense	(173,597)	(56,080)
Other	229	(5,018)

Net loss	(1,520,001)	(834,329)
Less: Distributions to preferred unitholders in our Operating Partnership	(484,055)	(414,809)
Less: Accretion of preferred equity costs	(29,967)	(84,766)
Net loss attributable to the noncontrolling interests in our Operating Partnership	12,430	31,011

Net loss attributable to Strategic Storage Growth Trust, Inc. common shareholders	$(2,021,593)	$(1,302,893)

Net loss per Class A share—basic and diluted	$(0.63)	$(1.60)
Net loss per Class T share—basic and diluted	$(0.63)	$—

Weighted average Class A shares outstanding—basic and diluted	3,168,283	815,227
Weighted average Class T shares outstanding—basic and diluted	49,849	—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,520,001)	$(834,329)
Other comprehensive income:
Foreign currency translation adjustments	115,447	—

Comprehensive loss	(1,404,554)	(834,329)
Less: Distributions to preferred unitholders in our Operating Partnership	(484,055)	(414,809)
Less: Accretion of preferred equity costs	(29,967)	(84,766)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	11,715	31,011

Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common shareholders.	$(1,906,861)	$(1,302,893)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2015	2,676,239	$2,676	18,086	$18	$20,735,425	$(37,073)	$(7,283,029)	$—	$13,418,017	$(28,618)	$13,389,399	$15,884,852	$10,706
Gross proceeds from issuance of common stock	1,060,252	1,060	98,733	99	11,469,567	—	—	—	11,470,726	—	11,470,726	—	—
Offering costs	—	—	—	—	(1,266,721)	—	—	—	(1,266,721)	—	(1,266,721)	—	—
Changes to redeemable common stock	—	—	—	—	(81,329)	—	—	—	(81,329)	—	(81,329)	—	81,329
Distributions ($0.05 per share)	—	—	—	—	—	(159,928)	—	—	(159,928)	—	(159,928)	—	—
Distributions of common stock	18,694	19	584	1	(20)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,003)	(1,003)	—	—
Issuance of shares for distribution reinvestment plan	8,542	9	20	—	81,320	—	—	—	81,329	—	81,329	—	—
Stock based compensation expense	—	—	—	—	3,906	—	—	—	3,906	—	3,906	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(2,021,593)	—	(2,021,593)	—	(2,021,593)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,430)	(12,430)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	115,447	115,447	—	115,447	—	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	29,967	—

Balance as of March 31, 2016	3,763,727	$3,764	117,423	$118	$30,942,148	$(197,001)	$(9,304,622)	$115,447	$21,559,854	$(42,051)	$21,517,803	$15,914,819	$92,035

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,520,001)	$(834,329)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,028,660	535,927
Expense related to issuance of restricted stock	3,906	—
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets	(359,176)	(312,971)
Accounts payable and accrued liabilities	(11,961)	311,689
Due to affiliates	489,279	496,066

Net cash provided (used in) by operating activities	(369,293)	196,382

Cash flows from investing activities:
Purchase of real estate	(13,805,055)	(15,900,000)
Additions to real estate	(329,719)	(85,016)
Deposits on acquisitions of real estate facilities	(253,126)	—
Return of deposits on acquisition of real estate facilities	331,714	500,000

Net cash flows used in investing activities	(14,056,186)	(15,485,016)

Cash flows from financing activities:
Proceeds from issuance of secured debt	7,950,000	8,304,614
Principal payments of secured debt	(5,302,901)	—
Proceeds from issuance of preferred equity in our Operating Partnership	—	7,180,000
Gross proceeds from issuance of common stock	11,371,743	906,285
Offering costs	(1,196,662)	(902,891)
Debt issuance costs	(54,921)	(100,042)
Distributions paid to preferred unitholders in our Operating Partnership	(276,906)	(121,579)
Distributions paid to common stockholders	(37,736)	—
Distributions paid to noncontrolling interests	(978)	—

Net cash flows provided by financing activities	12,451,639	15,266,387

Net change in cash and cash equivalents	(1,973,840)	(22,247)
Cash and cash equivalents, beginning of period	6,600,046	4,500,298

Cash and cash equivalents, end of period	$4,626,206	$4,478,051

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$386,120	$117,300
Interest capitalized	$11,630	$—
Supplemental disclosure of noncash activities:
Other assets included in due to affiliates	$—	$15,000
Proceeds from issuance of common stock in other assets	$122,246	$—
Offering costs included in accounts payable and accrued liabilities	$115,424	$16,206
Offering costs included in due to affiliates	$19,117	$169,908
Debt issuance costs included in due to affiliates	$—	$41,523
Purchase of real estate in accounts payable and accrued liabilities	$—	$281,250
Increase in distributions payable to preferred unitholders in our Operating Partnership	$299,840	$354,396
Distributions of common stock	$20	$—
Issuance of shares pursuant to distribution reinvestment plan	$81,329	$—
Preferred equity issuance costs	$—	$17,995
Foreign currency translation adjustment – Real estate facilities, net	$115,447	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

On January 20, 2015 we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2016, we had sold approximately 3.7 million Class A Shares and approximately 117,000 Class T Shares in our Public and Private Offerings for gross proceeds of approximately $36.4 million and approximately $1.1 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of March 31, 2016 we owned 14 self storage facilities located in six states (California, Colorado, Florida, Illinois, Nevada and Texas) and Canada (the Greater Toronto Area).

On April 8, 2016, our board of directors, upon recommendation of its nominating and corporate governance committee, approved an estimated value per share of our common stock of $10.05 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2015. See our Current Report on Form 8-K filed with the SEC on April 11, 2016 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

As a result of the calculation of our estimated value per share, effective on April 14, 2016, the offering price of Class A Shares increased from $10.00 per share to $11.17 per share and the offering price of Class T Shares increased from $9.47 per share to $10.58 per share. Our board of directors determined the new per share offering price of each class of stock by taking the $10.05 estimated value per share and adding the per share up-front sales commissions and dealer manager fees to be paid with respect to the Class A shares and Class T shares, respectively, such that after the payment of such commissions and dealer manager fees, the net proceeds to us will be the same for both Class A shares and Class T shares. In addition, effective April 21, 2016, shares sold pursuant to our distribution reinvestment plan will be sold at $10.05 per share for Class A and Class T Shares.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of March 31, 2016, we owned approximately 99.5% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 0.5% of the common units are owned by our Advisor. As of March 31, 2016, our Operating Partnership had outstanding approximately 640,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) issued to SSTI Preferred Investor, LLC (the “Preferred Investor”), formerly a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $16.0 million. Such Preferred Units are now owned by Extra Space subsequent to the Merger. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

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

March 31, 2016

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2016 and December 31, 2015, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.6 million and approximately $2.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2016 and 2015 we expensed approximately $0.4 million and approximately $0.3 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2016 and 2015, no impairment losses were recognized.

Real Estate Held for Sale

We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale is classified as “real estate held for sale” in the accompanying consolidated financial statements for the periods when it was held for sale. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations, consistent with current accounting guidance.

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

March 31, 2016

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2016 and December 31, 2015, the gross amounts allocated to in-place lease intangibles were approximately $3.2 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $1.6 million and approximately $1.2 million, respectively.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense).

Debt Issuance Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2016 and December 31, 2015, accumulated amortization of debt issuance costs totaled approximately $0.4 million and $0.3 million, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2016, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

Through March 31, 2016 we had not received any requests for redemptions.

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

March 31, 2016

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

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of their relatively short-term nature.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Per Share Data

Basic earnings per share attributable to Strategic Storage Growth Trust, Inc. for all periods presented are computed by dividing net income (loss) attributable to Strategic Storage Growth Trust, Inc. by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to Strategic Storage Growth Trust, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effective of unrestricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted this ASU in the interim period ended March 31, 2016 and its adoption did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted this ASU in the period ended March 31, 2016 and its adoption did not have a material impact on our consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2016:

Real estate facilities
Balance at December 31, 2015	$60,329,399
Facility acquisitions	1,515,430
Impact of foreign exchange rate changes	115,447
Improvements and additions	186,726

Balance at March 31, 2016	$62,147,002

Accumulated depreciation
Balance at December 31, 2015	$(1,157,113)
Depreciation expense	(457,706)

Balance at March 31, 2016	$(1,614,819)

On April 12, 2016, we executed a purchase and sale agreement for the sale of our San Antonio II property (see Note 12). It is anticipated this sale will close in the fourth quarter of 2016. Such property’s land, building, site improvements and intangible assets, net of accumulated depreciation and amortization are included in real estate held for sale, net in our consolidated balance sheet. Such amounts are no longer being depreciated or amortized.

The following table summarizes the purchase price allocation for our acquisitions during the three months ended March 31, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2016 Revenue(2)	2016 Property Operating Income(3)
San Antonio II – TX	01/06/16	$11,709,625	$580,000	$12,289,625	$7,950,000	$224,813	$124,987
Stoney Creek – TOR—CAN(4)	02/11/16	1,515,430	—	1,515,430	—	—	—

Total		$13,225,055	$580,000	$13,805,055	$7,950,000	$224,813	$124,987

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Stoney Creek is a self storage property that is under construction.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2016, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.2 million for the three months ended March 31, 2016.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the three months ended March 31, 2016, and 2015 as if the Company’s acquisitions completed during 2015 and 2016 were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the three months ended
	March 31, 2016	March 31, 2015
Pro forma revenue	$2,085,925	$1,884,140
Pro forma operating expenses	(2,677,889)	(2,448,387)
Pro forma net loss attributable to common shareholders	(1,713,669)	(1,667,453)

The pro forma financial information for the three months ended March 31, 2016 and 2015 were adjusted to exclude approximately $0.3 million and $0.3 million, respectively, for acquisition related expenses.

Note 5. Secured Debt

KeyBank Facility

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a senior secured revolving term loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement (the “Credit Agreement”) for the purpose of funding real property acquisitions. The maximum amount we could borrow under the KeyBank Facility was initially $20 million. On December 17, 2015, the Borrower entered into an Amendment to the Credit Agreement (“the “Amendment”), whereby KeyBank agreed to lend us up to $40 million total under the KeyBank Facility and we borrowed an additional approximately $20.5 million.

In addition, the Amendment permited us to borrow up to an additional $6.25 million (the “Additional Borrowing”) within 120 days following December 17, 2015 (the “Adjustment Period”), for a total potential borrowing amount of $46.25 million during the Adjustment Period. Pursuant to the Amendment, we must repay the Additional Borrowing by the end of the Adjustment Period.

On January 6, 2016, we borrowed an additional approximately $8 million to partially fund a self storage facility acquisition.

On March 28, 2016, we amended (the “Third Amendment”) our KeyBank Facility thereby extending the Adjustment Period through June 30, 2016 and eliminating our requirement to make curtailment payments.

As of March 31, 2016, the total amount borrowed under the KeyBank Facility was approximately $41 million.

The Borrower has the right to request the KeyBank Facility be increased up to $150 million in minimum increments of $20 million during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility normally bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. However, borrowings made during the Adjustment Period bear interest at the Borrower’s option of either (x) LIBOR plus 375 basis points, or (y) Base Rate plus 275 basis points. The Borrower elected to have LIBOR plus 375 basis points apply to its outstanding borrowing, which equated to an interest rate of approximately 4.2% as of March 31, 2016.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Credit Agreement): the aggregate borrowing base availability under the KeyBank Facility is limited to the lesser of: (1) 55% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not less than (a) $5,937,713, plus (b) 80% of Net Equity Proceeds received after the Effective Date, less (c) any amounts paid for the redemption or retirement of the Preferred Equity Investment; (3) an Interest Coverage Ratio of no less than 1.6 to 1.0 commencing March 31, 2015 increasing to 1.75 to 1.0 for the quarter ended September 30, 2015 through the quarter ending June 30, 2016 and 1.85 to 1.0 as of September 30, 2016 and on each quarter end thereafter; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than fifty-five percent (55%); and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0.

The Amendment modified certain covenants contained in the Credit Agreement, including the following (capitalized terms are as defined in the Amendment and the Credit Agreement):

•	The aggregate borrowing base availability under the KeyBank Credit Facility is limited to the lesser of: (1) during the Adjustment Period, sixty five percent (65%) of the Pool Value of the Mortgaged Properties, and at all other times fifty-five percent (55%) of the Pool Value of the Mortgaged Properties, or (2) during the Adjustment Period, a loan amount which would provide a Pool Debt Yield of no less than nine percent (9%), and at all other times a loan amount which would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0.

•	a Total Leverage Ratio no greater than sixty-five percent (65%) during the Adjustment Period and at all other times no greater than sixty percent (60%);

•	an Interest Coverage Ratio of not less than 1.65 to 1.00 during the Adjustment Period, and thereafter 1.75 to 1.00 through the quarter ending June 30, 2016, and increasing to 1.85 to 1.00 as of September 30, 2016 and on each quarter end thereafter;

•	a ratio of (i) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement (excluding any such Indebtedness constituting the increased Commitment hereunder during the Adjustment Period) to (ii) the sum of the Indebtedness (excluding the increased Commitment hereunder during the Adjustment Period), not in excess of thirty percent (30%); and

•	during the Adjustment Period, a Loan to Value Ratio of not greater than sixty-five percent (65%) and at all other times a Loan to Value Ratio of not greater than fifty-five percent (55%).

The Amendment allows us to incur a maximum aggregate amount of recourse debt of 15% of our Total Asset Value (as the term is defined in the Amendment) prior to December 31, 2017, and a maximum aggregate amount of 10% of our Total Asset Value thereafter.

On July 31, 2014, our Operating Partnership purchased an interest rate cap with a notional amount of $15 million, such that in no event will our interest rate exceed 5.75% thereon through August 1, 2016. Additionally, this interest rate cap was amended on December 14, 2015, to increase the notional amount to $37 million.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2016:

2016 (1)	$2,247,099
2017	38,700,000
2018	—
2019	—
2020	—
2021 and thereafter	—

Total payments	$40,947,099

(1)	Per the amended terms of our KeyBank Facility we are required to pay down the outstanding principal balance on the KeyBank Facility to an aggregate amount of the lesser of either $40 million or the borrowing base availability calculated in accordance with the covenants that are applied outside of the Adjustment Period by June 30, 2016. Such amount has been reflected as a payment during 2016 in the table above.

As discussed further in Note 12, our San Antonio II property is under contract to be sold. Such property is encumbered by the KeyBank Facility and as of March 31, 2016 provided for borrowing base capacity of approximately $8.0 million. Upon completion of the sale, to the extent this property has secured borrowings; we will be required to use the sale proceeds to reduce the amount drawn on the KeyBank Facility.

Note 6. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On July 31, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with the Preferred Investor. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in our Operating Partnership (the “Investment”), to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 724,000 Preferred Units, each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions.

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

During 2014 and 2015, in a number of transactions, the Preferred Investor invested a total of approximately $17.5 million in our Operating Partnership and was issued approximately 700,000 Preferred Units. On September 23, 2015 we redeemed $1.5 million in Liquidation Amount of the Preferred Units. As of March 31, 2016, the Preferred Investor had a remaining amount invested of approximately $16.0 million and approximately 640,000 Preferred Units in our Operating Partnership.

The holders of Preferred Units receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either to (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of March 31, 2016 and December 31, 2015, we had elected to defer the additional distributions and had accrued approximately $1.2 million and $0.9 million of such distributions, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

March 31, 2016

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

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor receives acquisition fees equal to 1.75% pursuant to the Advisory Agreement and 1% pursuant to the Private Offering Advisory Agreement, respectively, of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses incurred by our Advisor. Our Advisor also receives a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of our average invested assets, as defined. We also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor may reallow a portion of the financing fee to a third party in the event such party assisted us in arranging such financing.

Under our Advisory Agreement, our Advisor receives disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. As provided under the Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. We also pay our Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee is paid in connection with properties that we anticipate developing or expanding within 12 months of the acquisition of such properties. A development fee to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. Our Advisor is also entitled to various subordinated distributions under the Second Amended and Restated Limited Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement (other than a voluntary termination), (3) liquidate our portfolio, or (4) merge with another entity or enter into an Extraordinary Transaction, as defined in the Second Amended and Restated Limited Partnership Agreement.

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

As of March 31, 2016, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $310,000 (the “Excess Expenses”). On May 10, 2016, our board of directors, including all of the independent directors, determined that there were unusual and non-recurring factors sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are still in the acquisition and development stage of our operations; (3) the start-up costs associated with our operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; (4) our average invested assets was low due to us owning between nine and fourteen properties during the four fiscal quarter period; and (5) our focus on acquisition of self storage properties that are not yet stabilized.

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

March 31, 2016

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

As of October 1, 2015, each of our self storage properties located in the United States are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with Extra Space, which provides on-site management of our properties. Such agreements were entered into effective on October 1, 2015. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2015 and the three months ended March 31, 2016, as well as any related amounts payable as of December 31, 2015 and March 31, 2016:

	Year Ended December 31, 2015			Three Months Ended March 31, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$774,212	$748,513	$25,699	$194,145	$36,656	$183,188
Asset management fees	180,060	216,308	—	91,500	91,500	—
Property management fees(1)	378,190	446,336	—	127,326	127,326	—
Acquisition expenses	822,798	775,620	117,075	305,911	13,871	409,115
Debt issuance costs	143,773	41,523	102,250	39,750	—	142,000
Capitalized
Debt issuance costs	—	165,542	—	—	—	—
Other assets	20,000	107,405	—	—	—	—
Additional Paid-in Capital
Selling commissions	1,462,535	1,490,534	—	832,111	832,111	—
Dealer Manager fee	365,634	372,474	5,161	208,028	196,884	16,305
Offering costs	471,519	1,850,917	2,812	74,085	74,085	2,812

Total	$4,618,721	$6,215,172	$252,997	$1,872,856	$1,372,433	$753,420

(1)	During the year ended December 31, 2015, and three months ended March 31, 2016, property management fees include approximately $92,000 and $86,000 of fees paid to the sub-property manager of our properties.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Tenant Protection Plan

During the first quarter of 2016, in connection with our acquisition of a property located in Canada, our board of directors approved our participation in a tenant protection plan pursuant to which we will receive 50% of the net revenues generated for each tenant protection plan purchased by a customer at our Canadian property and our Property Manager will receive the other 50% of such net revenues.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. As of April 21, 2016, the purchase price per share is equivalent to our estimated value per share of $10.05. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of March 31, 2016, we had sold approximately 10,000 shares through our distribution reinvestment plan offering for Class A Shares and Class T Shares.

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

March 31, 2016

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

Shares received as a stock distribution will be redeemed at a purchase price equivalent to the purchase price of the associated primary share purchase. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any distributed to the redeeming stockholder prior to the redemption date.

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

Through March 31, 2016 we had not received any requests for the redemption of shares under our share redemption program. Additionally, as of March 31, 2016, we had issued approximately 10,000 shares under our distribution reinvestment plan.

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

Note 9. Potential Acquisitions

Baseline Property

On June 1, 2015, one of our subsidiaries executed a ratification to a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Phoenix, Arizona (the “Baseline Property”). The Baseline Property will be developed by the seller into a self storage facility. The purchase price for the Baseline Property is approximately $7 million, plus closing costs and acquisition fees. We expect the acquisition of the Baseline Property to close in the second quarter of 2016 after construction is complete on the self storage facility and a certificate of occupancy has been issued for the Baseline Property. We expect to fund such acquisition with a combination of net proceeds from our initial public offering and through a drawdown on future credit facilities. There can be no assurance that we will complete the acquisition. If we fail to acquire the Baseline Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Torbarrie Road Property

On August 24, 2015, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an industrial building located in Toronto, Ontario (the “Torbarrie Road Property”). Subsequent to acquisition, the Torbarrie Road Property will be redeveloped into a self storage facility. The purchase price for the Torbarrie Road Property is approximately the USD equivalent at March 31, 2016, of approximately $2.3 million, plus closing costs and acquisition fees. We expect the acquisition of the Torbarrie Road Property to close in the second quarter of 2016 and the redevelopment to be completed in the fourth quarter of 2016 or the first quarter of 2017. We expect to fund such acquisition with net proceeds from our public offering. If we fail to acquire the Torbarrie Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Pembroke Pines, Florida

On February 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that will be developed into a self storage facility located in Pembroke Pines, Florida (the “Pembroke Pines Property”). The Pembroke Pines Property currently consists of a tract of land that will be developed by the seller into a self storage facility. The purchase price for the Pembroke Pines Property is approximately $15.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Pembroke Pines Property to close in the first or second quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our initial public offering and/or through a drawdown on future credit facilities. If we fail to acquire the Pembroke Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Total revenues	$951,653	$1,241,755	$1,292,224	$1,371,775	$2,072,885
Total operating expenses	1,592,434	1,619,962	1,836,662	2,159,038	2,979,250
Operating loss	(640,781)	(378,207)	(544,438)	(787,263)	(906,365)
Net loss	(834,329)	(590,767)	(758,800)	(1,191,825)	(1,520,001)
Net loss attributable to the common shareholders	(1,302,893)	(1,154,918)	(1,314,402)	(1,693,559)	(2,021,593)
Net loss per Class A share-basic and diluted	(1.60)	(1.36)	(1.26)	(0.82)	(0.63)
Net loss per Class T share-basic and diluted	—	—	—	(0.82)	(0.63)

Note 11. Declaration of Distributions

Cash Distribution Declaration

On March 22, 2016, our board of directors declared a daily distribution in the amount of $0.0010928962 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2016 and ending June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid the following month.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 12. Subsequent Events

San Antonio II Property

On April 12, 2016, we executed a purchase and sale agreement (the “San Antonio II Sale Agreement”) with an unaffiliated third party (the “Buyer”) for the sale of a self storage facility we own in San Antonio, Texas (the “San Antonio II Property”).

The sale price for the San Antonio II Property is approximately $16.1 million, less closing costs and disposition fees payable to our Advisor. The Buyer made a deposit of approximately $250,000 in connection with the execution of the San Antonio II Sale Agreement. The San Antonio II Sale Agreement provides for a due diligence period of 90 days during which the Buyer may terminate the San Antonio II Sale Agreement (with a full return of the earnest money), for any reason. The current outside closing date is during the fourth quarter of 2016, although such closing may occur earlier upon satisfaction of certain conditions. The San Antonio II Sale Agreement is subject to various contingencies and we cannot provide assurance whether or when this transaction will occur.

The San Antonio II Property was purchased by us in the first quarter of 2016 as part of a portfolio of four properties. In the purchase agreement for the portfolio of properties, $12.3 million of the total purchase price for the four properties was allocated to the San Antonio Property, excluding acquisition costs. We may use the net proceeds of the sale of the San Antonio II Property to (1) pay down a portion of our KeyBank Facility, (2) redeem a portion of the Preferred Units, and/or (3) use for other corporate purposes such as to pay distributions and acquire properties.

Offering Status

As of May 3, 2016, in connection with our Public Offering we had issued approximately 3,310,000 Class A shares of our common stock and approximately 182,000 Class T Shares of our common stock for gross proceeds of approximately $32.9 million and approximately $1.7 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor became our sponsor on October 1, 2015 in connection with the merger of SmartStop Self Storage, Inc. into Extra Space Storage, Inc. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of SS Growth Property Management, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2016, we had sold approximately 3.7 million Class A Shares and approximately 117,000 Class T Shares in our Public and Private Offerings for gross proceeds of approximately $36.4 million and approximately $1.1 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of March 31, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income(5)
California	3	1,830	173,600	17.7%	90.1%	20.4%
Colorado	2	1,120	121,300	12.4%	70.4%	10.5%
Florida	1	770	88,400	9.0%	95.0%	6.8%
Illinois	2	1,090	116,300	11.9%	70.9%	9.7%
Nevada	2	2,250	260,100	26.5%	84.9%	21.7%
Texas	3	1,400	220,200	22.5%	84.2%	30.9%
Toronto, Canada(4)	1	780	81,600	N/A (4)	N/A (4)	N/A (4)

Total	14	9,240	1,061,500	100%	83.1%	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 345 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 106,000 square feet).

(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2016.
(4)	Our property in Toronto, Canada (Stoney Creek) is a self storage property that is under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of March, 2016.

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

Our operating results for the three months ended March 31, 2015 include full quarter results for three facilities and partial quarter results for the six facilities we acquired during the quarter ended March 31, 2015. Our operating results for the three months ended March 31, 2016 include full quarter results for those nine self storage facilities plus full quarter results for an additional three self storage facilities acquired during the fourth quarter of 2015 and the results of one operating property acquired on January 6, 2016. Therefore, we believe there is little basis for comparison between the three months ended March 31, 2016 and 2015. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the three months ended March 31, 2016 and 2015 were approximately $2.1 million and $0.9 million, respectively. The increase in rental revenue is primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full quarter of operations from the six properties acquired in the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2016 and 2015 were approximately $0.9 million and $0.4 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full quarter of operations from the six properties acquired in the first quarter of 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full quarter of operations from the six properties acquired in the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 and 2015 were approximately $0.6 million and $0.3 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent and legal costs commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2016 and 2015 were approximately $0.9 million and $0.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full quarter of operations from the six properties acquired in the first quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2016 and 2015 were approximately $0.3 million $0.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2016 and 2015 were approximately $0.1 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 were approximately $0.4 million and $0.1 million, respectively. The increase in interest expense is attributable to the interest incurred on the KeyBank Facility to fund the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full quarter of expense associated with the six properties acquired in the first quarter of 2015. We expect interest expense to increase in future periods commensurate with our future debt level.

Debt Issuance Costs Expense

Debt issuance costs expense for the three months ended March 31, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively. The increase in debt issuances costs expense is attributable to the costs incurred in connection with obtaining financing for one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full quarter of expense associated with the six properties acquired in the first quarter of 2015. We expect debt issuances costs expense to increase commensurate with our future financing activity.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the preferred unitholder (the “Preferred Unitholder”) in SS Growth Operating Partnership, L.P., our operating partnership (the “Operating Partnership”), for the three months ended March 31, 2016 and 2015 were approximately $485,000 and $415,000, respectively. The increase in distributions to the Preferred Unitholder is attributable to the increase in the preferred equity investment in our Operating Partnership which was used to partially finance the acquisitions of six properties acquired in the first quarter of 2015. We expect distributions to the Preferred Unitholder to fluctuate commensurate with the amount outstanding.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Net cash flow provided by (used in):
Operating activities	$(369,293)	$196,382	$(565,675)
Investing activities	(14,056,186)	(15,485,016)	1,428,830
Financing activities	12,451,639	15,266,387	(2,814,748)

Cash flows used in operating activities for the three months ended March 31, 2016 were approximately $0.4 million as compared to cash flows provided by operating activities for the three months ended March 31, 2015 of approximately $0.2 million, a reduction in cash provided year to year of approximately $0.6 million. The change in cash provided by our operating activities is primarily the result of incurring a larger net loss, adjusted for depreciation and amortization and changes in balance sheet accounts, primarily accounts payable and accrued liabilities.

Cash flows used in investing activities for the three months ended March 31, 2016 and 2015 were approximately $14.1 million and $15.5 million, respectively, a reduction in the use of cash of approximately $1.4 million. The change in cash used in investing activities primarily relates to a reduction in cash consideration paid for the purchase of real estate.

Cash flows provided by financing activities for the three months ended March 31, 2016 and 2015 were approximately $12.5 million and $15.3 million, respectively, a change of approximately $2.8 million. The reduction in cash provided by financing activities over the prior period was primarily the result of an increase of approximately $10.2 million from the net proceeds from the issuance of common stock, primarily offset by reductions of approximately $7.2 million in proceeds from the issuance of preferred equity in our Operating Partnership and by approximately $5.3 million in principal payments on debt.

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

Distribution Policy

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders we will continue to make cash distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, and to fund some or all of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

The following shows our cash distributions and the sources of such distributions for the three months ended March 31, 2016 (no cash distributions were paid for the three months ended March 31, 2015):

	Three Months Ended March 31, 2016
Distributions paid in cash — common stockholders	$37,736
Distributions paid in cash — Operating Partnership unitholders	978
Distributions paid in cash — preferred unitholders	276,906
Distributions reinvested	81,329

Total distributions	$396,949

Source of distributions
Cash flows provided by operations	$—	—
Offering proceeds from Primary Offering	315,620	79.5%
Offering proceeds from distribution reinvestment plan	81,329	20.5%

Total sources	$396,949	100.0%

For the three months ended March 31, 2016, we paid total distributions of approximately $0.4 million. For the three months ended March 31, 2015, we declared no cash distributions on our common stock. From our commencement of paying cash distributions on our common shares in November 2015 through March 31, 2016, the payment of distributions has been paid solely from Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

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

Indebtedness

As of March 31, 2016, we had approximately $41.0 million of outstanding consolidated indebtedness. As of March 31, 2016, all of our total consolidated indebtedness was variable rate. See Note 5 – Secured Debt – KeyBank Facility – of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016:

	Payments due during the years ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage interest(1)	$2,327,715	$1,382,162	$945,553	$—	$—
Mortgage principal	40,947,099	2,247,099	38,700,000	—	—

Total contractual obligations	$43,274,814	$3,629,261	$39,645,553	$—	$—

(1)	The interest expense was calculated based on the rate of 4.20%.

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

Subsequent Events

Please see Note 12 of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk and to a lesser extent, foreign currency risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2016, our debt consisted of approximately $41.0 million in variable rate debt. Our debt financial instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The Preferred Unit holder is entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either to (A) pay the Preferred Unitholder additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Based on the approximately $16.0 million of preferred units in our Operating Partnership outstanding and the accumulated Deferred Distributions of approximately $1.2 million as of March 31, 2016, if LIBOR changed by 100 basis points, the total distributions would change by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2016:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	$2,247,099	$38,700,000	—	—	—	—	$40,947,099
Average interest rate(1)	4.20%	4.20%	—	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on March 31, 2016.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

The risk factor captioned “We established the offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay,” and the risk factor caption beginning “We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of this offering, and such estimated value per share may be lower than the purchase price you pay for shares of our common stock in this offering,” are hereby deleted in their entirety and replaced with the following:

We may only calculate the value per share for our shares annually and, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

On April 8, 2016, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.05. Our board of directors approved this estimated value per share pursuant to recent amendments to rules promulgated by FINRA, which require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we break escrow in our offering. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2015. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties. For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2015. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in this offering is primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2016, we had sold approximately 2.9 million Class A Shares and approximately 117,000 Class T Shares in our Public Offering for gross proceeds of approximately $28.5 million and approximately $1.1 million, respectively. From this amount, we incurred approximately $2.4 million in selling commissions and dealer manager fees (of which approximately $1.9 million was re-allowed to third party broker-dealers), and approximately $1.5 million in organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $56.7 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1	Amended and Restated Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

1.2	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on April 12, 2016, Commission File No. 333-193480

10.1	Strategic Storage Growth Trust, Inc. Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on April 12, 2016, Commission File No. 333-193480

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the Quarter Ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC. (Registrant)

Dated: May 12, 2016	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer
and Treasurer and duly authorized officer