Form 10-Q
period 2016-06-30
Strategic Storage Growth Trust, Inc.
filed 2016-08-12
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-55616

Strategic Storage Growth Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-2335760
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Road,

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

As of August 8, 2016, there were 5,015,044 outstanding shares of Class A common stock and 333,458 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate facilities:
Land	$16,942,870	$13,180,000
Buildings	49,502,058	42,338,012
Site improvements	5,534,169	4,811,387

	71,979,097	60,329,399
Accumulated depreciation	(2,098,356)	(1,157,113)

	69,880,741	59,172,286
Construction in process	1,447,445	30,808

Real estate facilities, net	71,328,186	59,203,094
Real estate held for sale, net	12,203,109	—
Cash and cash equivalents	2,883,413	6,600,046
Other assets	1,514,085	1,871,423
Debt issuance costs, net of accumulated amortization	569,833	801,005
Intangible assets, net of accumulated amortization	768,810	1,454,140

Total assets	$89,267,436	$69,929,708

LIABILITIES AND EQUITY
Secured debt	$41,563,996	$38,300,000
Accounts payable and accrued liabilities	1,336,416	1,028,660
Due to affiliates	565,817	252,997
Distributions payable	158,573	20,700
Distributions payable to preferred unitholders in our Operating Partnership	1,364,446	1,042,394

Total liabilities	44,989,248	40,644,751

Commitments and contingencies (Note 8)
Redeemable common stock	339,728	10,706
Preferred equity in our Operating Partnership	14,936,370	15,884,852

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 4,688,934 and 2,676,239 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4,689	2,676
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 280,503 and 18,086 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	281	18
Additional paid-in capital	40,700,261	20,735,425
Distributions	(645,901)	(37,073)
Accumulated deficit	(11,088,142)	(7,283,029)
Accumulated other comprehensive income	82,969	—

Total Strategic Storage Growth Trust, Inc. equity	29,054,157	13,418,017

Noncontrolling interests in our Operating Partnership	(52,067)	(28,618)

Total equity	29,002,090	13,389,399

Total liabilities and equity	$89,267,436	$69,929,708

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Self storage rental revenue	$2,229,763	$1,191,517	$4,284,944	$2,108,843
Ancillary operating revenue	19,828	50,238	37,532	84,565

Total revenues	2,249,591	1,241,755	4,322,476	2,193,408

Operating expenses:
Property operating expenses	1,093,115	527,919	2,003,047	951,209
Property operating expenses – affiliates	245,286	137,088	464,112	271,882
General and administrative	459,151	289,222	1,041,032	589,335
Depreciation	488,469	247,436	990,964	447,572
Intangible amortization expense	342,666	342,415	734,985	622,126
Acquisition expenses – affiliates	244,325	49,317	550,236	234,698
Other property acquisition expenses	81,329	26,565	149,215	95,574

Total operating expenses	2,954,341	1,619,962	5,933,591	3,212,396

Operating loss	(704,750)	(378,207)	(1,611,115)	(1,018,988)
Other expenses:
Interest expense	(401,610)	(161,605)	(841,878)	(294,055)
Debt issuance costs expense	(162,630)	(56,950)	(336,227)	(113,030)
Other	(10,843)	5,995	(10,614)	978

Net loss	(1,279,833)	(590,767)	(2,799,834)	(1,425,095)
Less: Distributions to preferred unitholders in our Operating Partnership	(490,151)	(498,128)	(974,206)	(912,936)
Less: Accretion of preferred equity costs	(21,551)	(94,260)	(51,518)	(179,027)
Net loss attributable to the noncontrolling interests in our Operating Partnership	8,015	28,237	20,445	59,247

Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,783,520)	$(1,154,918)	$(3,805,113)	$(2,457,811)

Net loss per Class A share—basic and diluted	$(0.39)	$(1.36)	$(0.98)	$(2.94)
Net loss per Class T share—basic and diluted	$(0.39)	$—	$(0.98)	$—

Weighted average Class A shares outstanding—basic and diluted	4,315,350	849,398	3,741,820	835,019
Weighted average Class T shares outstanding—basic and diluted	205,915	—	127,882	—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,279,833)	$(590,767)	$(2,799,834)	$(1,425,095)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(32,478)	—	82,969	—

Comprehensive loss	(1,312,311)	(590,767)	(2,716,865)	(1,425,095)
Less: Distributions to preferred unitholders in our Operating Partnership	(490,151)	(498,128)	(974,206)	(912,936)
Less: Accretion of preferred equity costs	(21,551)	(94,260)	(51,518)	(179,027)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	8,301	28,237	20,016	59,247

Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,815,712)	$(1,154,918)	$(3,722,573)	$(2,457,811)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2015	2,676,239	$2,676	18,086	$18	$20,735,425	$(37,073)	$(7,283,029)	$—	$13,418,017	$(28,618)	$13,389,399	$15,884,852	$10,706
Gross proceeds from issuance of common stock	1,958,672	1,959	261,218	261	22,541,163	—	—	—	22,543,383	—	22,543,383	—	—
Offering costs	—	—	—	—	(2,584,463)	—	—	—	(2,584,463)	—	(2,584,463)	—	—
Changes to redeemable common stock	—	—	—	—	(329,022)	—	—	—	(329,022)	—	(329,022)	—	329,022
Issuance of restricted stock	2,500	2	—	—	(2)	—	—	—	—	—	—	—	—
Distributions ($0.15 per share)	—	—	—	—	—	(608,828)	—	—	(608,828)	—	(608,828)	—	—
Distributions of common stock	18,694	19	584	1	(20)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,004)	(3,004)	—	—
Issuance of shares for distribution reinvestment plan	32,829	33	615	1	328,988	—	—	—	329,022	—	329,022	—	—
Stock based compensation expense	—	—	—	—	8,192	—	—	—	8,192	—	8,192	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(3,805,113)	—	(3,805,113)	—	(3,805,113)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(20,445)	(20,445)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	82,969	82,969	—	82,969	—	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,000,000)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	51,518	—

Balance as of June 30, 2016	4,688,934	$4,689	280,503	$281	$40,700,261	$(645,901)	$(11,088,142)	$82,969	$29,054,157	$(52,067)	$29,002,090	$14,936,370	$339,728

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,799,834)	$(1,425,095)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,996,701	1,182,728
Expense related to issuance of restricted stock	8,192	—
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets	(343,103)	(255,232)
Accounts payable and accrued liabilities	338,479	372,059
Due to affiliates	223,848	509,585

Net cash provided by (used in) operating activities	(575,717)	384,045

Cash flows from investing activities:
Purchase of real estate	(22,389,051)	(16,181,250)
Additions to real estate	(1,904,915)	(130,493)
Deposits on acquisitions of real estate facilities	(600,000)	(100,000)
Return of deposits on acquisition of real estate facilities	331,714	500,000

Net cash flows used in investing activities	(24,562,252)	(15,911,743)

Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	7,950,000	8,304,614
Principal payments of revolving secured debt	(9,603,000)	—
Proceeds from issuance of non-revolving secured debt	5,053,000	—
Proceeds from issuance of preferred equity in our Operating Partnership	—	7,180,000
Redemption of preferred equity in our Operating Partnership	(1,000,000)	—
Gross proceeds from issuance of common stock	22,522,103	1,401,945
Offering costs	(2,528,091)	(954,497)
Debt issuance costs	(175,584)	(100,042)
Distributions paid to preferred unitholders in our Operating Partnership	(652,154)	(506,286)
Distributions paid to common stockholders	(142,276)	—
Distributions paid to noncontrolling interests	(2,662)	—

Net cash flows provided by financing activities	21,421,336	15,325,734

Net change in cash and cash equivalents	(3,716,633)	(201,964)
Cash and cash equivalents, beginning of period	6,600,046	4,500,298

Cash and cash equivalents, end of period	$2,883,413	$4,298,334

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$832,742	$279,063
Interest capitalized	$33,665	$—
Supplemental disclosure of noncash activities:
Other assets included in due to affiliates	$—	$10,000
Proceeds from issuance of common stock in other assets	$48,800	$36,340
Offering costs included in accounts payable and accrued liabilities	$28,166	$17,800
Offering costs included in due to affiliates	$96,945	$324,217
Debt issuance costs included in due to affiliates	$—	$41,523
Construction in process in accounts payable and accrued liabilities	$—	$63,836
Increase in distributions payable to preferred unitholders in our Operating Partnership	$414,743	$467,826
Distributions of common stock	$20	$—
Issuance of shares pursuant to distribution reinvestment plan	$329,022	$—
Preferred equity issuance costs	$—	$17,995
Foreign currency translation adjustment – Real estate facilities, net	$82,969	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

On May 31, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement, as amended, authorizes 350,000,000 shares of Class A common stock, $0.001 par value per share and 350,000,000 shares of Class T common stock, $0.001 par value per share and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of approximately 830,000 shares pursuant to the Private Offering.

On January 20, 2015 we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of June 30, 2016, we had sold approximately 4.6 million Class A Shares and approximately 280,000 Class T Shares in our Public and Private Offerings for gross proceeds of approximately $46.0 million and approximately $2.8 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of June 30, 2016 we owned 16 self storage facilities located in seven states (Arizona, California, Colorado, Florida, Illinois, Nevada and Texas) and Canada (the Greater Toronto Area).

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of June 30, 2016, we owned approximately 99.6% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 0.4% of the common units are owned by our Advisor. As of June 30, 2016, our Operating Partnership had outstanding approximately 600,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) issued to SSTI Preferred Investor, LLC (the “Preferred Investor”), formerly a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $15.0 million. Such Preferred Units are now owned by Extra Space subsequent to the Merger. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Public Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2016 and December 31, 2015, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the useful lives of real estate assets and intangibles.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.6 million and approximately $2.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2016 and 2015, we expensed approximately $0.3 million and approximately $0.1 million, respectively, of acquisition related transaction costs. During the six months ended June 30, 2016 and 2015, we expensed approximately $0.7 million and approximately $0.3 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2016 and 2015, no impairment losses were recognized.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2016 and December 31, 2015, the gross amounts allocated to in-place lease intangibles were approximately $3.2 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $1.9 million and approximately $1.2 million, respectively.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amount as of June 30, 2016 and December 31, 2015 totaled approximately $0.1 million and none, respectively. The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such amount as of June 30, 2016 and December 31, 2015 totaled approximately $0.6 million and approximately $0.8 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2016, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

June 30, 2016

Through June 30, 2016 we had not received any requests for redemptions.

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

June 30, 2016

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effective of unrestricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

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

June 30, 2016

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2016:

Real estate facilities
Balance at December 31, 2015	$60,329,399
Facility acquisitions	11,059,817
Impact of foreign exchange rate changes	82,969
Improvements and additions	506,912

Balance at June 30, 2016	$71,979,097

Accumulated depreciation
Balance at December 31, 2015	$(1,157,113)
Depreciation expense	(941,243)

Balance at June 30, 2016	$(2,098,356)

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

The sale price for the San Antonio II Property was approximately $16.1 million, less closing costs and disposition fees payable to our Advisor. The Buyer made a deposit of approximately $250,000 in connection with the execution of the San Antonio II Sale Agreement. The San Antonio II Sale Agreement provided for a due diligence period of 90 days during which the Buyer could terminate the San Antonio II Sale Agreement (with a full return of the earnest money), for any reason. On June 8, 2016, the Buyer delivered written notice to us of its election to terminate the San Antonio II Sale Agreement. As a result, the San Antonio II Sale Agreement was terminated and we returned the earnest money to the Buyer.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

The following table summarizes the purchase price allocation for our acquisitions during the six months ended June 30, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2016 Revenue(2)	2016 Property Operating Income(3)
San Antonio II – TX	01/06/16	$11,709,625	$580,000	$12,289,625	$7,950,000	$477,003	$147,272
Stoney Creek – TOR—CAN(4)	02/11/16	1,515,430	—	1,515,430	—	—	—
Torbarrie – TOR—CAN(4)	05/17/16	2,321,580	—	2,321,580	—	—	—
Baseline – AZ	05/26/16	7,222,807	—	7,222,807	5,053,000	3,930	(33,644)

Total		$22,769,442	$580,000	$23,349,442	$13,003,000	$480,933	$113,628

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Stoney Creek and Torbarrie are self storage properties that are under construction.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2016, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.4 million for the six months ended June 30, 2016.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the six months ended June 30, 2016 and 2015 as if the Company’s acquisitions completed during 2015 and 2016 were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2016	June 30, 2015
Pro forma revenue	$4,335,516	$3,788,231
Pro forma operating expenses	(5,309,783)	(5,134,158)
Pro forma net loss attributable to common stockholders	(3,176,741)	(3,305,952)

The pro forma financial information for the six months ended June 30, 2016 and 2015 were adjusted to exclude approximately $0.6 million and $0.3 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

In addition, the Amendment permitted us to borrow up to an additional $6.25 million (the “Additional Borrowing”) within 120 days following December 17, 2015 (the “Adjustment Period”), for a total potential borrowing amount of $46.25 million during the Adjustment Period. Pursuant to the Amendment, we were required to repay the Additional Borrowing by the end of the Adjustment Period.

On January 6, 2016, we borrowed an additional approximately $8 million to partially fund a self storage facility acquisition.

On March 28, 2016, we amended (the “Third Amendment”) our KeyBank Facility thereby extending the Adjustment Period through June 30, 2016 and eliminating our requirement to make curtailment payments during the Adjustment Period.

During the second quarter of 2016, we made payments totaling $4.3 million on the KeyBank Facility bringing our outstanding balance to $36,647,000 as of June 30, 2016. As such, the Adjustment Period ended, resulting in our interest rate and certain of our covenants being adjusted back to their pre-Adjustment Period levels as described below.

The Borrower has the right to request the KeyBank Facility be increased up to $150 million in minimum increments of $20 million during the first 26 months of the term of the KeyBank Facility.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility normally bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. However, borrowings made during the Adjustment Period incurred interest at the Borrower’s option of either (x) LIBOR plus 375 basis points, or (y) Base Rate plus 275 basis points. The Borrower elected to have LIBOR plus 375 basis points apply to its outstanding borrowing during the Adjustment Period. As of June 30, 2016, the interest rate was approximately 3.7%, which was based on LIBOR plus 325 basis points.

The KeyBank Facility is full recourse, jointly and severally, to Strategic Storage Growth Trust, Inc. and the Borrower and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the Credit Agreement). The KeyBank Facility may be prepaid or terminated at any time without penalty, provided, however, that KeyBank shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated July 31, 2014 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Facility.

Under certain conditions, we may cause the release of one or more of the properties serving as collateral for the KeyBank Facility, subject to no default or event of default is then outstanding or would reasonably occur as a result of such release, including compliance with the Pool Debt-Service Coverage Ratio (as defined in the Credit Agreement).

The KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Credit Agreement): the aggregate borrowing base availability under the KeyBank Facility is limited to the lesser of: (1) 55% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not less than (a) $5,937,713, plus (b) 80% of Net Equity Proceeds received after the Effective Date, less (c) any amounts paid for the redemption or retirement of the Preferred Equity Investment; (3) an Interest Coverage Ratio of no less than 1.6 to 1.0 commencing March 31, 2015 increasing to 1.75 to 1.0 for the quarter ended September 30, 2015 and continuing through the quarter ending June 30, 2016 and 1.85 to 1.0 as of September 30, 2016 and on each quarter end thereafter; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than fifty-five percent (55%); and (7) a Debt Service

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Coverage Ratio of not less than 1.35 to 1.0.

The Amendment modified certain covenants contained in the Credit Agreement, including the following (capitalized terms are as defined in the Amendment and the Credit Agreement):

•	The aggregate borrowing base availability under the KeyBank Facility was limited to the lesser of: (1) during the Adjustment Period, sixty five percent (65%) of the Pool Value of the Mortgaged Properties, and at all other times fifty-five percent (55%) of the Pool Value of the Mortgaged Properties, or (2) during the Adjustment Period, a loan amount which would provide a Pool Debt Yield of no less than nine percent (9%), and at all other times a loan amount which would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0.

•	a Total Leverage Ratio no greater than sixty-five percent (65%) during the Adjustment Period and at all other times no greater than sixty percent (60%);

•	an Interest Coverage Ratio of not less than 1.65 to 1.00 during the Adjustment Period, and thereafter 1.75 to 1.00 through the quarter ending June 30, 2016, and increasing to 1.85 to 1.00 as of September 30, 2016 and on each quarter end thereafter;

•	a ratio of (i) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement (excluding any such Indebtedness constituting the increased Commitment hereunder during the Adjustment Period) to (ii) the sum of the Indebtedness (excluding the increased Commitment hereunder during the Adjustment Period), not in excess of thirty percent (30%); and

•	during the Adjustment Period, a Loan to Value Ratio of not greater than sixty-five percent (65%) and at all other times a Loan to Value Ratio of not greater than fifty-five percent (55%).

The Amendment allows us to incur a maximum aggregate amount of recourse debt of 15% of our Total Asset Value (as the term is defined in the Amendment) prior to December 31, 2017, and a maximum aggregate amount of 10% of our Total Asset Value thereafter.

On July 31, 2014, our Operating Partnership purchased an interest rate cap with a notional amount of $15 million, such that in no event will our interest rate exceed 5.75% thereon through August 1, 2016. Additionally, this interest rate cap was amended on December 14, 2015 to increase the notional amount to $37 million. Subsequent to June 30, 2016, our Operating Partnership purchased an interest rate cap with a notional amount of $35 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2017.

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan has a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan are interest-only and due on the first day of each month. The Baseline Loan bears interest at a variable interest rate, beginning at an initial rate of 3.25% per annum, and adjusting monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum.

The Baseline Loan is secured by a first lien deed of trust on the Baseline Property. We may prepay the Baseline Loan at any time, without penalty, in whole or in part. Pursuant to that certain guaranty, dated May 26, 2016, in favor of TCF, Strategic Storage Growth Trust, Inc. provided a guaranty of the Baseline Loan.

The Baseline Loan contains a number of other customary terms and covenants.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2016:

2016	$—
2017	36,647,000
2018	—
2019	5,053,000
2020	—
2021 and thereafter	—

Total payments	41,700,000
Non-revolving debt issuance costs, net	(136,004)

Total	$41,563,996

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

During 2014 and 2015, in a number of transactions, the Preferred Investor invested a total of approximately $17.5 million in our Operating Partnership and was issued approximately 700,000 Preferred Units. On September 23, 2015, we redeemed $1.5 million of the Liquidation Amount of the Preferred Units. On June 29, 2016, we redeemed $1.0 million of the Liquidation Amount of the Preferred Units. As of June 30, 2016, the Preferred Investor had a remaining amount invested of approximately $15.0 million and approximately 600,000 Preferred Units in our Operating Partnership.

The holder of Preferred Units receives current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either to (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of June 30, 2016 and December 31, 2015, we had elected to defer the additional distributions and had accrued approximately $1.4 million and $0.9 million of such distributions, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Organization and Offering Costs

Organization and offering costs of the Private Offering were paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Private Offering pursuant to the Private Offering Advisory Agreement. Organization and offering costs incurred in connection with the Private Offering consisted of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Private Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Private Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We have incurred and will continue to incur similar organization and offering costs in connection with the Public Offering. Pursuant to the Advisory Agreement, our Advisor must reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Public Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement and the Private Offering Advisory Agreement (which terminated upon commencement of the Advisory Agreement). As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs from the Public Offering; provided, however, pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor receives acquisition fees equal to 1.75% pursuant to the Advisory Agreement and 1% pursuant to the Private Offering Advisory Agreement, respectively, of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses incurred by our Advisor. Our Advisor also receives a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of our average invested assets, as defined. We also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor may reallow a portion of the financing fee to a third party in the event such party assisted us in arranging such financing.

Under our Advisory Agreement, our Advisor receives disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. As provided under the Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. We also may pay our Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee is paid in connection with properties that we anticipate developing or expanding within 12 months of the acquisition of such properties. A development fee to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. Our Advisor is also entitled to various subordinated distributions under the Second Amended and Restated Limited Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement (other than a voluntary termination), (3) liquidate our portfolio, or (4) merge with another entity or enter into an Extraordinary Transaction, as defined in the Second Amended and Restated Limited Partnership Agreement.

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

As of June 30, 2016, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $230,000 (the “Excess Expenses”). On August 8, 2016, our board of directors, including all of the independent directors, determined that there were unusual and non-recurring factors sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are still in the acquisition and development stage of our operations; (3) the start-up costs associated with our operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; (4) our average invested assets was low due to us owning between nine and fourteen operating properties during the four fiscal quarter period; and (5) our focus on acquisition of self storage properties that are not yet stabilized.

Dealer Manager Agreement

In connection with our Private Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.75% of gross proceeds from sales in the Private Offering under the terms of the dealer manager agreement for our Private Offering (the “Private Offering Dealer Manager Agreement”). In connection with our Primary Offering, our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A shares and Class T shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

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

June 30, 2016

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

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager. Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2015 and the six months ended June 30, 2016, as well as any related amounts payable as of December 31, 2015 and June 30, 2016:

	Year Ended December 31, 2015			Six Months Ended June 30, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$774,212	$748,513	$25,699	$352,131	$118,121	$259,709
Asset management fees	180,060	216,308	—	198,121	193,298	4,823
Property management fees(1)	378,190	446,336	—	265,991	265,991	—
Acquisition expenses	822,798	775,620	117,075	550,236	488,236	179,075
Debt issuance costs	143,773	41,523	102,250	65,015	142,000	25,265
Capitalized
Debt issuance costs	—	165,542	—	—	—	—
Other assets	20,000	107,405	—	—	—	—
Additional Paid-in Capital
Selling commissions	1,462,535	1,490,534	—	1,589,162	1,589,162	—
Dealer Manager fee	365,634	372,474	5,161	397,290	396,024	6,427
Offering costs	471,519	1,850,917	2,812	168,310	80,604	90,518

Total	$4,618,721	$6,215,172	$252,997	$3,586,256	$3,273,436	$565,817

(1)	During the year ended December 31, 2015, and the six months ended June 30, 2016, property management fees include approximately $92,000 and $225,000 of fees paid to the sub-property manager of our properties.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Tenant Protection Plan

During the first quarter of 2016, in connection with our acquisition of a property located in Canada, our board of directors approved our participation in a tenant protection plan pursuant to which we will receive 50% of the net revenues generated for each tenant protection plan purchased by a customer at our Canadian properties and our Property Manager will receive the other 50% of such net revenues.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. As of April 21, 2016, the purchase price per share is equivalent to our estimated value per share of $10.05. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of June 30, 2016, we had sold approximately 35,000 shares through our distribution reinvestment plan offering for Class A Shares and Class T Shares.

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

Shares received as a stock distribution will be redeemed at a purchase price equivalent to the purchase price of the associated primary share purchase. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Through June 30, 2016, we had not received any requests for the redemption of shares under our share redemption program. Additionally, as of June 30, 2016, we had issued approximately 35,000 shares under our distribution reinvestment plan.

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

Note 9. Potential Acquisitions

Pembroke Pines, Florida

On February 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that will be developed into a self storage facility located in Pembroke Pines, Florida (the “Pembroke Pines Property”). The Pembroke Pines Property currently consists of a tract of land that will be developed by the seller into a self storage facility. The purchase price for the Pembroke Pines Property is approximately $15.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Pembroke Pines Property to close in the third quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Pembroke Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Total revenues	$1,241,755	$1,292,224	$1,371,775	$2,072,885	$2,249,591
Total operating expenses	1,619,962	1,836,662	2,159,038	2,979,250	2,954,341
Operating loss	(378,207)	(544,438)	(787,263)	(906,365)	(704,750)
Net loss	(590,767)	(758,800)	(1,191,825)	(1,520,001)	(1,279,833)
Net loss attributable to the common stockholders	(1,154,918)	(1,314,402)	(1,693,559)	(2,021,593)	(1,783,520)
Net loss per Class A share-basic and diluted	(1.36)	(1.26)	(0.82)	(0.63)	(0.39)
Net loss per Class T share-basic and diluted	—	—	(0.82)	(0.63)	(0.39)

Note 11. Declaration of Distributions

Cash Distribution Declaration

On June 9, 2016, our board of directors declared a daily distribution in the amount of $0.0010928962 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on July 1, 2016 and ending September 30, 2016. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Subsequent Events

Offering Status

As of August 8, 2016, in connection with our Public Offering we had issued approximately 4,115,000 Class A shares of our common stock and approximately 333,000 Class T Shares of our common stock for gross proceeds of approximately $41.8 million and approximately $3.3 million, respectively.

Preferred Equity

On July 29, 2016, we redeemed an additional $1 million in Liquidation Amount of the Preferred Units, reducing the amount outstanding to approximately $14 million.

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

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Public Offering (as defined below). Our Sponsor became our sponsor on October 1, 2015 in connection with the merger of SmartStop Self Storage, Inc. into Extra Space Storage, Inc. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of SS Growth Property Management, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of June 30, 2016, we had sold approximately 4.6 million Class A Shares and approximately 280,000 Class T Shares in our Public Offering and Private Offering for gross proceeds of approximately $46.0 million and approximately $2.8 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of June 30, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	8.8%	N/A	(3)	0.3%
California	3	1,830	173,600	16.2%	95.1%		21.0%
Colorado	2	1,120	121,300	11.3%	81.4%		12.5%
Florida	1	770	88,400	8.2%	99.7%		6.8%
Illinois	2	1,090	116,300	10.8%	80.5%		9.2%
Nevada	2	2,250	260,100	24.2%	91.1%		21.5%
Texas	3	1,400	220,200	20.5%	90.5%		28.7%
Toronto, Canada(4)	2	1,680	166,600	N/A (4)	N/A	(4)	N/A (4)

Total	16	10,980	1,240,500	100%	90.0	%(3)	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 380 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 117,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2016. We acquired the Baseline Property in Arizona on May 26, 2016. The property’s occupancy of approximately 14% as of June 30, 2016 was excluded from the above.
(4)	Our two properties in Toronto, Canada are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of June 2016.

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

Real Estate Purchase Price Allocation

We allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

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

Results of Operations

Overview

We derived revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities and (ii) sales of packing- and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of June 30, 2016 and 2015, we owned 16 and 9 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2016 and 2015 as listed below.

•	The three months ended June 30, 2015 includes full quarter results for nine self storage facilities. The three months ended June 30, 2016 includes full quarter results for 13 self storage facilities and partial quarter results for one operating property acquired on May 26, 2016.

•	The six months ended June 30, 2015 includes full six month results for three self storage facilities and partial results for the six facilities we acquired during the quarter ended March 31, 2015. The six months ended June 30, 2016 includes full six month results for those nine self storage facilities plus full six month results for an additional three self storage facilities acquired during the fourth quarter of 2015 and partial results for one operating property acquired on January 6, 2016 and one operating property acquired on May 26, 2016.

Therefore, we believe there is little basis for comparison between the three and six months ended June 30, 2016 and 2015. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the three months ended June 30, 2016 and 2015 were approximately $2.2 million and $1.2 million, respectively. The increase in rental revenue is primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and increased same-store revenues (approximately $0.3 million or 22%). We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2016 and 2015 were approximately $1.1 million and $0.5 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. The three months ended June 30, 2016 were also negatively impacted by increased property tax expense related to increases in assessed values at two of our properties in Texas. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses is primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 and 2015 were approximately $0.5 million and $0.3 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent, legal costs and other professional services commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2016 and 2015 were approximately $0.8 million and $0.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2016 and 2015 were approximately $0.2 million and $50,000, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2016 and 2015 were approximately $0.1 million and approximately $25,000, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015 were approximately $0.4 million and $0.2 million, respectively. The increase in interest expense is primarily attributable to the interest incurred on the KeyBank Facility to fund the acquisition of one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect interest expense to increase in future periods commensurate with our future debt level.

Debt Issuance Costs Expense

Debt issuance costs expense for the three months ended June 30, 2016 and 2015 were approximately $0.2 million and $50,000, respectively. The increase in debt issuance costs expense is attributable to the costs incurred in connection with obtaining financing for one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and one operating self storage property during the second quarter of 2016. We expect debt issuance costs expense to increase commensurate with our future financing activity.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the preferred unitholder (the “Preferred Unitholder”) in SS Growth Operating Partnership, L.P., our operating partnership (the “Operating Partnership”), for the three months ended June 30, 2016 and 2015 were approximately $0.5 million and $0.5 million, respectively. Our distributions to the Preferred Unitholder will fluctuate commensurate with the amount outstanding.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2015) for the three months ended June 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue (1)	$1,468,952	$1,241,755	18.3%	$780,639	$—	N/M	$2,249,591	$1,241,755	81.2%
Property operating expenses (2)	672,671	619,624	8.6%	559,109	—	N/M	1,231,780	619,624	98.8%

Operating income	$796,281	$622,131	28.0%	$221,530	$—	N/M	$1,071,811	$622,131	63.6%

Number of facilities	9	9		7	—		16	9
Rentable square feet (3)	700,200	700,200		540,300	—		1,240,500	700,200
Average physical occupancy (4)	89.3%	80.9%		N/M	N/M		88.6%	80.9%
Annualized rent per occupied square foot (5)	$10.23	$9.55		N/M	N/M		$11.01	$9.55

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 117,000 and approximately 76,000 as of June 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 76,000 square feet.

(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.2 million was primarily the result of increased average physical occupancy of approximately 8.4% and increased rent per occupied square foot of approximately 7.1% for the three months ended June 30, 2016 over the three months ended June 30, 2015.

Our same-store property operating expenses increased by approximately $0.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to increased advertising and repairs and maintenance expense.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the six months ended June 30, 2016 and 2015 were approximately $4.3 million and $2.1 million, respectively. The increase in rental revenue is primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full six months of operations from the six properties acquired in the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2016 and 2015 were approximately $2.0 million and $1.0 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full six months of operations from the six properties acquired in the first quarter of 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2016 and 2015 were approximately $0.5 million and $0.3 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full six months of operations from the six properties acquired in the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 and 2015 were approximately $1.0 million and $0.6 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent, legal costs and other professional services commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2016 and 2015 were approximately $1.7 million and $1.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense primarily attributable to the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full six months of operations from the six properties acquired in the first quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2016 and 2015 were approximately $0.6 million and $0.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2016 and 2015 were approximately $0.1 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the six months ended June 30, 2016 and 2015 were approximately $0.8 million and $0.3 million, respectively. The increase in interest expense is primarily attributable to the interest incurred on the KeyBank Facility to fund the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full six months of expense associated with the six properties acquired in the first quarter of 2015. We expect interest expense to increase in future periods commensurate with our future debt level.

Debt Issuance Costs Expense

Debt issuance costs expense for the six months ended June 30, 2016 and 2015 were approximately $0.3 million and $0.1 million, respectively. The increase in debt issuance costs expense is primarily attributable to the costs incurred in connection with obtaining financing for one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full six months of expense associated with the six properties acquired in the first quarter of 2015. We expect debt issuance costs expense to increase commensurate with our future financing activity.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the Preferred Unitholder in our Operating Partnership for the six months ended June 30, 2016 and 2015 were approximately $1.0 million and $0.9 million, respectively. The increase in distributions to the Preferred Unitholder is attributable to the increase in the preferred equity investment in our Operating Partnership which was used to partially finance the acquisitions of six properties acquired in the first quarter of 2015. We expect distributions to the Preferred Unitholder to fluctuate commensurate with the amount outstanding.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2015) for the six months ended June 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue (1)	$1,232,201	$1,024,141	20.3%	$3,090,275	$1,169,267	N/M	$4,322,476	$2,193,408	97.1%
Property operating expenses (2)	511,033	502,685	1.7%	1,758,005	634,662	N/M	2,269,038	1,137,347	99.5%

Operating income	$721,168	$521,456	38.3%	$1,332,270	$534,605	N/M	$2,053,438	$1,056,061	94.4%

Number of facilities	3	3		13	6		16	9
Rentable square feet (3)	348,500	348,500		892,000	351,700		1,240,500	700,200
Average physical occupancy (4)	88.3%	76.0%		N/M	N/M		85.6%	80.1%
Annualized rent per occupied square foot (5)	$9.11	$8.75		N/M	N/M		$11.0	$8.49

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 117,000 and approximately 76,000 as of June 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 72,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.2 million was primarily the result of increased average physical occupancy of approximately 12.3% and increased rent per occupied square foot of approximately 4.2% for the six months ended June 30, 2016 over the six months ended June 30, 2015.

Our same-store property operating expenses increased by approximately $0.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased advertising and repairs and maintenance expense.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Net cash flow provided by (used in):
Operating activities	$(575,717)	$384,045	$(959,762)
Investing activities	(24,562,252)	(15,911,743)	(8,650,509)
Financing activities	21,421,336	15,325,734	6,095,602

Cash flows used in operating activities for the six months ended June 30, 2016 were approximately $0.6 million as compared to cash flows provided by operating activities for the six months ended June 30, 2015 of approximately $0.4 million, a reduction in cash provided year to year of approximately $1.0 million. The change in cash provided by our operating activities is primarily the result of incurring a larger net loss, adjusted for depreciation and amortization, which primarily related to increased acquisition expenses and general and administrative expenses and changes in balance sheet accounts, primarily amounts due to affiliates, accounts payable and accrued liabilities.

Cash flows used in investing activities for the six months ended June 30, 2016 and 2015 were approximately $24.6 million and $15.9 million, respectively, an increase in the use of cash of approximately $8.7 million. The change in cash used in investing activities primarily relates to an increase in cash consideration paid for the purchase of real estate and additions thereto.

Cash flows provided by financing activities for the six months ended June 30, 2016 and 2015 were approximately $21.4 million and $15.3 million, respectively, a change of approximately $6.1 million. The increase in cash provided by financing activities over the prior period was primarily the result of an increase of approximately $19.5 million from the net proceeds from the issuance of common stock, primarily offset by approximately $7.2 million in proceeds from the issuance of preferred equity in our Operating Partnership in the prior period and by approximately $4.9 million in net proceeds on secured debt.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Public Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor. Per the advisory agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Public Offering may be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio and as our properties continue to lease-up.

Distribution Policy

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders we will continue to make cash distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, and to fund some or all of our distributions from the proceeds of our Public Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the six months ended June 30, 2016 (no cash distributions were paid for the six months ended June 30, 2015):

	Six Months Ended June 30, 2016
Distributions paid in cash — common stockholders	$142,276
Distributions paid in cash — Operating Partnership unitholders	2,662
Distributions paid in cash — preferred unitholders	652,154
Distributions reinvested	329,022

Total distributions	$1,126,114

Source of distributions
Cash flows provided by operations	$—	—
Offering proceeds from Primary Offering	797,092	70.8%
Offering proceeds from distribution reinvestment plan	329,022	29.2%

Total sources	$1,126,114	100.0%

From our inception through June 30, 2016, we paid cumulative distributions of approximately $2.4 million (including approximately $1.9 million related to our preferred unitholders), as compared to cumulative net loss attributable to our common stockholders of approximately $11.1 million. For the six months ended June 30, 2016, we paid distributions of approximately $1.1 million, as compared to a net loss attributable to our common stockholders of approximately $3.8 million. Net loss attributable to our common stockholders for the six months ended June 30, 2016 reflects non-cash depreciation and amortization of approximately $2.1 million, acquisition related expenses of approximately $0.7 million, and distributions to preferred unitholders of approximately $1.0 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $4.8 million, acquisition related expenses of approximately $2.4 million, and distributions to preferred unitholders of approximately $3.3 million.

For the six months ended June 30, 2016, we paid total distributions of approximately $1.1 million. For the six months ended June 30, 2015, we declared no cash distributions on our common stock. From our commencement of paying cash distributions on our common shares in November 2015 through June 30, 2016, the payment of distributions has been paid solely from Public Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

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

Indebtedness

As of June 30, 2016, we had approximately $41.7 million of outstanding consolidated indebtedness. As of June 30, 2016, all of our total consolidated indebtedness was variable rate. See Note 5 – Secured Debt – KeyBank Facility – of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Public Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016:

	Payments due during the years ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage interest (1)	$1,955,671	$763,662	$1,123,584	$68,425	$—
Mortgage principal	41,700,000	—	36,647,000	5,053,000	—

Total contractual obligations	$43,655,671	$763,662	$37,770,584	$5,121,425	$—

(1)	The interest expense was calculated based on the rates in effect as of June 30, 2016.

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

As of June 30, 2016, our debt consisted of approximately $41.7 million in variable rate debt. Our debt financial instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The Preferred Unitholder is entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either to (A) pay the Preferred Unitholder additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Based on the approximately $15.0 million of preferred units in our Operating Partnership outstanding and the accumulated Deferred Distributions of approximately $1.4 million as of June 30, 2016, if LIBOR changed by 100 basis points, the total distributions would change by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2016:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	$—	$36,647,000	—	5,053,000	—	—	$41,700,000
Average interest rate(1)	3.66%	3.63%	3.25%	3.25%	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June  30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2016.

We incurred a net loss of approximately $2.8 million for the six months ended June 30, 2016. Our accumulated deficit was approximately $11.1 million as of June 30, 2016. Given that we are still early in our fundraising and acquisition stage, our operations will not be profitable in 2016.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From commencement of paying cash distributions in November 2015 through June 30, 2016, the payment of cash distributions has been paid from Public Offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Public Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of June 30, 2016, we had sold approximately 4.6 million Class A Shares and approximately 280,000 Class T Shares in our Public Offering for gross proceeds of approximately $46.0 million and approximately $2.8 million, respectively. From this amount, we incurred approximately $3.4 million in selling commissions and dealer manager fees (of which approximately $2.7 million was re-allowed to third party broker-dealers), and approximately $1.9 million in organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $66.2 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on April 12, 2016, Commission File No. 333-193480

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC. (Registrant)

Dated: August 12, 2016	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer