Form 10-Q
period 2016-09-30
Strategic Storage Growth Trust, Inc.
filed 2016-11-09
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, there were 6,833,426 outstanding shares of Class A common stock and 949,899 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate facilities:
Land	$16,899,760	$13,180,000
Buildings	49,568,480	42,338,012
Site improvements	5,559,909	4,811,387

	72,028,149	60,329,399
Accumulated depreciation	(2,624,796)	(1,157,113)

	69,403,353	59,172,286
Construction in process	1,594,912	30,808

Real estate facilities, net	70,998,265	59,203,094
Real estate held for sale, net	12,203,109	—
Cash and cash equivalents	10,810,430	6,600,046
Other assets	1,863,469	1,871,423
Debt issuance costs, net of accumulated amortization	429,067	801,005
Intangible assets, net of accumulated amortization	528,187	1,454,140

Total assets	$96,832,527	$69,929,708

LIABILITIES AND EQUITY
Secured debt	$41,571,482	$38,300,000
Accounts payable and accrued liabilities	1,453,844	1,028,660
Due to affiliates	551,323	252,997
Distributions payable	207,585	20,700
Distributions payable to preferred unitholders in our Operating Partnership	1,579,150	1,042,394

Total liabilities	45,363,384	40,644,751

Commitments and contingencies (Note 8)
Redeemable common stock	687,019	10,706
Preferred equity in our Operating Partnership	4,953,430	15,884,852

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 6,264,959 and 2,676,239 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6,265	2,676
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 627,938 and 18,086 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	628	18
Additional paid-in capital	59,147,491	20,735,425
Distributions	(1,206,954)	(37,073)
Accumulated deficit	(12,052,577)	(7,283,029)
Accumulated other comprehensive loss	(8,615)	—

Total Strategic Storage Growth Trust, Inc. equity	45,886,238	13,418,017

Noncontrolling interests in our Operating Partnership	(57,544)	(28,618)

Total equity	45,828,694	13,389,399

Total liabilities and equity	$96,832,527	$69,929,708

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Self storage rental revenue	$2,418,032	$1,238,377	$6,702,976	$3,347,220
Ancillary operating revenue	19,050	53,847	56,582	138,412

Total revenues	2,437,082	1,292,224	6,759,558	3,485,632

Operating expenses:
Property operating expenses	993,269	555,360	2,996,316	1,506,569
Property operating expenses – affiliates	255,957	145,689	720,069	417,571
General and administrative	380,771	318,957	1,421,803	908,290
Depreciation	534,244	401,211	1,525,208	848,785
Intangible amortization expense	240,623	321,579	975,608	943,704
Acquisition expenses – affiliates	51,298	54,640	601,534	289,338
Other property acquisition expenses	30,797	39,226	180,012	134,800

Total operating expenses	2,486,959	1,836,662	8,420,550	5,049,057

Operating loss	(49,877)	(544,438)	(1,660,992)	(1,563,425)
Other expenses:
Interest expense	(347,362)	(158,902)	(1,189,240)	(452,957)
Interest expense – debt issuance costs	(152,001)	(59,517)	(488,228)	(172,554)
Other	(22,359)	4,057	(32,973)	5,033

Net loss	(571,599)	(758,800)	(3,371,433)	(2,183,903)
Less: Distributions to preferred unitholders in our Operating Partnership	(379,232)	(506,741)	(1,353,438)	(1,419,678)
Less: Accretion of preferred equity costs	(17,060)	(72,896)	(68,578)	(251,923)
Net loss attributable to the noncontrolling interests in our Operating Partnership	3,456	24,035	23,901	83,282

Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(964,435)	$(1,314,402)	$(4,769,548)	$(3,772,222)

Net loss per Class A share – basic and diluted	$(0.17)	$(1.26)	$(1.06)	$(4.18)
Net loss per Class T share – basic and diluted	$(0.17)	$—	$(1.06)	$—

Weighted average Class A shares outstanding – basic and diluted	5,326,034	1,040,164	4,276,634	902,341
Weighted average Class T shares outstanding – basic and diluted	404,319	—	219,139	—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(571,599)	$(758,800)	$(3,371,433)	$(2,183,903)
Other comprehensive loss:
Foreign currency translation adjustments	(91,584)	—	(8,615)	—

Comprehensive loss	(663,183)	(758,800)	(3,380,048)	(2,183,903)
Less: Distributions to preferred unitholders in our Operating Partnership	(379,232)	(506,741)	(1,353,438)	(1,419,678)
Less: Accretion of preferred equity costs	(17,060)	(72,896)	(68,578)	(251,923)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	3,923	24,035	23,939	83,282

Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,055,552)	$(1,314,402)	$(4,778,125)	$(3,772,222)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock							Accumulated Other Comprehensive Loss	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit
Balance as of December 31, 2015	2,676,239	$2,676	18,086	$18	$20,735,425	$(37,073)	$(7,283,029)	$—	$13,418,017	$(28,618)	$13,389,399	$15,884,852	$10,706
Gross proceeds from issuance of common stock	3,501,626	3,502	607,168	607	43,348,602	—	—	—	43,352,711	—	43,352,711	—	—
Offering costs	—	—	—	—	(4,950,114)	—	—	—	(4,950,114)	—	(4,950,114)	—	—
Changes to redeemable common stock	—	—	—	—	(676,313)	—	—	—	(676,313)	—	(676,313)	—	676,313
Issuance of restricted stock	2,500	2	—	—	(2)	—	—	—	—	—	—	—	—
Distributions ($0.25 per share)	—	—	—	—	—	(1,169,881)	—	—	(1,169,881)	—	(1,169,881)	—	—
Distributions of common stock	18,694	19	584	1	(20)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,025)	(5,025)	—	—
Issuance of shares for distribution reinvestment plan	65,900	66	2,100	2	676,245	—	—	—	676,313	—	676,313	—	—
Stock based compensation expense	—	—	—	—	13,668	—	—	—	13,668	—	13,668	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(4,769,548)	—	(4,769,548)	—	(4,769,548)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(23,901)	(23,901)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,615)	(8,615)	—	(8,615)	—	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(11,000,000)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	68,578	—

Balance as of September 30, 2016	6,264,959	$6,265	627,938	$628	$59,147,491	$(1,206,954)	$(12,052,577)	$(8,615)	$45,886,238	$(57,544)	$45,828,694	$4,953,430	$687,019

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,371,433)	$(2,183,903)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,923,569	1,965,043
Expense related to issuance of restricted stock	13,668	2,308
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets	(302,819)	(314,863)
Accounts payable and accrued liabilities	453,383	350,358
Due to affiliates	(68,058)	(99,707)

Net cash used in operating activities	(351,690)	(280,764)

Cash flows from investing activities:
Purchase of real estate	(22,389,653)	(16,181,250)
Additions to real estate	(2,178,776)	(455,795)
Deposits on acquisitions of real estate facilities	(676,523)	(992,105)
Return of deposits on acquisition of real estate facilities	331,714	500,000

Net cash flows used in investing activities	(24,913,238)	(17,129,150)

Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	7,950,000	8,304,614
Principal payments of revolving secured debt	(9,603,000)	—
Proceeds from issuance of non-revolving secured debt	5,053,000	—
Proceeds from issuance of preferred equity in our Operating Partnership	—	7,180,000
Redemption of preferred equity in our Operating Partnership	(11,000,000)	(1,500,000)
Gross proceeds from issuance of common stock	42,989,611	4,368,893
Offering costs	(4,606,531)	(2,129,308)
Debt issuance costs	(179,378)	(339,278)
Distributions paid to preferred unitholders in our Operating Partnership	(816,682)	(804,672)
Distributions paid to common stockholders	(307,024)	—
Distributions paid to noncontrolling interests	(4,684)	—

Net cash flows provided by financing activities	29,475,312	15,080,249

Net change in cash and cash equivalents	4,210,384	(2,329,665)
Cash and cash equivalents, beginning of period	6,600,046	4,500,298

Cash and cash equivalents, end of period	$10,810,430	$2,170,633

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,233,541	$437,756
Interest capitalized	$81,531	$—
Supplemental disclosure of noncash activities:
Proceeds from issuance of common stock in other assets	$382,550	$119,450
Offering costs included in accounts payable and accrued liabilities	$29,895	$65,360
Offering costs included in due to affiliates	$374,357	$412,166
Construction in process in accounts payable and accrued liabilities	$—	$38,270
Increase in distributions payable to preferred unitholders in our Operating Partnership	$629,447	$676,182
Distributions of common stock	$20	$—
Issuance of shares pursuant to distribution reinvestment plan	$676,313	$—
Preferred equity issuance costs	$—	$17,995
Foreign currency translation adjustment – Real estate facilities, net	$54,482	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Private Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH. The transactions included an acquisition of SSH’s sole membership interest in SmartStop Asset Management, LLC, a Delaware limited liability company (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”).

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

On January 20, 2015 we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2016, we had sold approximately 6.2 million Class A Shares and approximately 630,000 Class T Shares in our Public and Private Offerings for gross proceeds of approximately $63.5 million and approximately $6.4 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of September 30, 2016 we owned 16 self storage facilities located in seven states (Arizona, California, Colorado, Florida, Illinois, Nevada and Texas) and Canada (the Greater Toronto Area).

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2016, we owned approximately 99.7% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 0.3% of the common units are owned by our Advisor. As of September 30, 2016, our Operating Partnership had outstanding approximately 200,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) issued to SSTI Preferred Investor, LLC (the “Preferred Investor”), formerly a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of SmartStop, for a remaining investment in our Operating Partnership of approximately $5.0 million. Such Preferred Units are now owned by Extra Space subsequent to the Merger. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

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

September 30, 2016

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2016 and December 31, 2015, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

September 30, 2016

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.6 million and approximately $2.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended September 30, 2016 and 2015, we expensed approximately $0.1 million and approximately $0.1 million, respectively, of acquisition related transaction costs. During the nine months ended September 30, 2016 and 2015, we expensed approximately $0.8 million and approximately $0.4 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2016 and 2015, no impairment losses were recognized.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2016 and December 31, 2015, the gross amounts allocated to in-place lease intangibles were approximately $3.2 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $2.2 million and approximately $1.2 million, respectively.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amount as of September 30, 2016 and December 31, 2015 totaled approximately $0.1 million and none, respectively. The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such amount as of September 30, 2016 and December 31, 2015 totaled approximately $0.4 million and approximately $0.8 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2016, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A shares and Class T shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Due to affiliates for the future estimated stockholder servicing fees as a reduction to additional paid-in capital at the time of sale of the Class T share as an offering cost.

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

Through September 30, 2016 we had not received any requests for redemptions.

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

September 30, 2016

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

September 30, 2016

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted this ASU in the period ended March 31, 2016 and its adoption did not have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2016:

Real estate facilities
Balance at December 31, 2015	$60,329,399
Facility acquisitions	11,059,817
Impact of foreign exchange rate changes	54,482
Improvements and additions	584,451

Balance at September 30, 2016	$72,028,149

Accumulated depreciation
Balance at December 31, 2015	$(1,157,113)
Depreciation expense	(1,467,683)

Balance at September 30, 2016	$(2,624,796)

On August 24, 2016, we executed a purchase and sale agreement (the “San Antonio II Sale Agreement”) with an unaffiliated third party (the “Buyer”) for the sale of a self storage facility and industrial warehouse/office space we own in San Antonio, Texas (the “San Antonio II Property”). The San Antonio II Property was purchased by us in the first quarter of 2016 as part of a portfolio of four properties. In the purchase agreement for the portfolio of properties, $12.3 million of the total purchase price for the four properties was allocated to the San Antonio Property, excluding acquisition costs.

The sale price for the San Antonio II Property is approximately $15.65 million, less closing costs and disposition fees payable to our Advisor. The Buyer made a deposit of $250,000 in connection with the execution of the San Antonio II Sale Agreement. The San Antonio II Sale Agreement provides for a due diligence period of approximately three months during which the Buyer may terminate the San Antonio II Sale Agreement (with a full return of the earnest money), for any reason. The current outside closing date is during the fourth quarter of 2016, although such closing may occur earlier upon satisfaction of certain conditions. The San Antonio II Sale Agreement is subject to various contingencies and we cannot provide assurance whether or when this transaction will occur.

The following table summarizes the purchase price allocation for our acquisitions during the nine months ended September 30, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2016 Revenue(2)	2016 Property Operating Income(3)
San Antonio II – TX	01/06/16	$11,709,625	$580,000	$12,289,625	$7,950,000	$734,889	$237,676
Stoney Creek – TOR – CAN(4)	02/11/16	1,515,430	—	1,515,430	—	—	—
Torbarrie – TOR – CAN(4)	05/17/16	2,321,580	—	2,321,580	—	—	—
Baseline – AZ	05/26/16	7,222,807	—	7,222,807	5,053,000	55,408	(50,891)

Total		$22,769,442	$580,000	$23,349,442	$13,003,000	$790,297	$186,785

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Stoney Creek and Torbarrie are self storage properties that are under construction.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2016, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.4 million for the nine months ended September 30, 2016.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the nine months ended September 30, 2016 and 2015 as if the Company’s acquisitions completed during 2015 and 2016 were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2016	September 30, 2015
Pro forma revenue	$6,772,598	$5,781,462
Pro forma operating expenses	(7,729,281)	(8,090,539)
Pro forma net loss attributable to common stockholders	(4,075,241)	(5,730,501)

The pro forma financial information for the nine months ended September 30, 2016 and 2015 were adjusted to exclude approximately $0.7 million and $0.4 million, respectively, for acquisition related expenses.

Note 5. Secured Debt

KeyBank Facility

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a senior secured revolving loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement (the “Credit Agreement”) for the purpose of funding real property acquisitions. The maximum potential amount we may borrow under the KeyBank Facility is $40 million.

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility normally bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. As of September 30, 2016, the interest rate was approximately 3.8%, which was based on LIBOR plus 325 basis points.

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

The KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Credit Agreement): the aggregate borrowing base availability under the KeyBank Facility is limited to the lesser of: (1) 55% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not less than (a) $5,937,713, plus (b) 80% of Net Equity Proceeds received after the Effective Date, less (c) any amounts paid

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

for the redemption or retirement of the Preferred Equity Investment; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0 as of September 30, 2016 and on each quarter end thereafter; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than fifty-five percent (55%); and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0.

On August 1, 2016, our Operating Partnership purchased an interest rate cap with a notional amount of $35 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2017.

As of September 30, 2016, the outstanding principal balance under the KeyBank Facility was $36.6 million. As of December 31, 2015, the outstanding principal balance under the KeyBank Facility was $38.3 million.

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan has a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan are interest-only and due on the first day of each month. The Baseline Loan bears interest at a variable interest rate, which adjusts monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum.

The Baseline Loan is secured by a first lien deed of trust on the Baseline Property. We may prepay the Baseline Loan at any time, without penalty, in whole or in part. Pursuant to that certain guaranty, dated May 26, 2016, in favor of TCF, we provided a guaranty of the Baseline Loan.

The Baseline Loan contains a number of other customary terms and covenants.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2016:

2016	$—
2017	36,647,000
2018	—
2019	5,053,000
2020	—
2021 and thereafter	—

Total payments	41,700,000
Non-revolving debt issuance costs, net	(128,518)

Total	$41,571,482

Note 6. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On July 31, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with the Preferred Investor. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in our Operating Partnership (the “Investment”), to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 724,000 Preferred Units, each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions. During 2014 and 2015, in a number of transactions, the Preferred Investor invested a total of approximately $17.5 million in our Operating Partnership and was issued approximately 700,000 Preferred Units. In September 2015, we redeemed $1.5 million of the Liquidation Amount of the Preferred Units.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The holder of Preferred Units received current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership had the obligation to elect either to (A) pay the holder of the Preferred Units additional distributions monthly in an amount that would accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that would accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of September 30, 2016 and December 31, 2015, we had elected to defer the additional distributions and had accrued approximately $1.5 million and $0.9 million of such distributions, respectively.

The Preferred Units were redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price (the “Redemption Price”) for the Preferred Units was equal to: (i) in the event of a partial redemption, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions thereon to the date of redemption; and (ii) in the event of the redemption of all outstanding Preferred Units, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption. If fewer than all of the outstanding Preferred Units were redeemed at the option of our Operating Partnership, the Preferred Units redeemed were determined pro rata or by lot or in such other manner as determined by us, as the general partner of our Operating Partnership to be fair and equitable to all holders of the Preferred Units.

The holder of the Preferred Units could have required our Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event” and as defined within the Amendment): (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that was not consented to in accordance with the terms of the Amendment; (D) our failure to qualify as a REIT under the Internal Revenue Code; or (E) the occurrence and continuance of a monetary or a material default beyond any applicable cure period under any of the loan documents for each of the properties in the portfolio. The repurchase price for the Preferred Units would have been the Redemption Price.

During the nine months ended September 30, 2016, we redeemed $11 million of the Liquidation Amount of the Preferred Units. As of September 30, 2016, the Preferred Investor had a remaining amount invested of approximately $5.0 million and approximately 200,000 Preferred Units in our Operating Partnership.

During October 2016, we redeemed the remaining approximately $5.0 million in Liquidation Amount of the Preferred Units outstanding and approximately $1.5 million in deferred distributions owed thereon. No further Preferred Units are outstanding and no further deferred distributions are owed, such that we no longer have any remaining obligations related to the Preferred Units.

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

September 30, 2016

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

September 30, 2016

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

As of September 30, 2016, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $35,000 (the “Excess Expenses”). On November 7, 2016, our board of directors, including all of the independent directors, determined that there were unusual and non-recurring factors sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are still in the acquisition and development stage of our operations; (3) the start-up costs associated with our operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; (4) our average invested assets was low due to us owning between nine and fourteen operating properties during the four fiscal quarter period; and (5) our focus on acquisition of self storage properties that are not yet stabilized.

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

September 30, 2016

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

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager. Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2015 and the nine months ended September 30, 2016, as well as any related amounts payable as of December 31, 2015 and September 30, 2016:

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

	Year Ended December 31, 2015			Nine Months Ended September 30, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$774,212	$748,513	$25,699	$410,110	$376,636	$59,173
Asset management fees	180,060	216,308	—	305,748	294,044	11,704
Property management fees(1)	378,190	446,336	—	414,321	414,321	—
Acquisition expenses	822,798	775,620	117,075	601,534	608,254	110,355
Debt issuance costs	143,773	41,523	102,250	65,015	167,265	—
Capitalized
Debt issuance costs	—	165,542	—	—	—	—
Other assets	20,000	107,405	—	—	—	—
Additional Paid-in Capital
Selling commissions(2)	1,462,535	1,490,534	—	3,379,014	3,074,381	304,633
Dealer Manager fee	365,634	372,474	5,161	765,679	720,325	50,515
Offering costs	471,519	1,850,917	2,812	326,780	314,649	14,943

Total	$4,618,721	$6,215,172	$252,997	$6,268,201	$5,969,875	$551,323

(1)	During the year ended December 31, 2015, and the nine months ended September 30, 2016, property management fees include approximately $92,000 and $323,000 of fees paid to the sub-property manager of our properties.
(2)	The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. As of September 30, 2016, we had incurred approximately $315,000 and paid approximately $12,000 of such stockholder servicing fees.

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. As of April 21, 2016, the purchase price per share is equivalent to our estimated value per share of $10.05. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of September 30, 2016, we had sold approximately 69,000 shares through our distribution reinvestment plan offering for Class A Shares and Class T Shares.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The Redemption Amount for shares received as a stock distribution shall be equal to the lesser of the per share amount the stockholder paid for the original shares purchased or the price per share in the current offering. The length of time shares received as a stock distribution are held shall start on the date such stock distribution was declared. In addition, the redemption price per share will be adjusted for any stock combinations, splits and recapitalizations with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Through September 30, 2016, we had not received any requests for the redemption of shares under our share redemption program.

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

Note 9. Potential Acquisitions

Pembroke Pines, Florida

On February 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that will be developed into a self storage facility located in Pembroke Pines, Florida (the “Pembroke Pines Property”). The Pembroke Pines Property currently consists of a tract of land that will be developed by the seller into a self storage facility. The purchase price for the Pembroke Pines Property is approximately $15.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Pembroke Pines Property to close in the third or fourth quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Pembroke Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Total revenues	$1,292,224	$1,371,775	$2,072,885	$2,249,591	$2,437,082
Total operating expenses	1,836,662	2,159,038	2,979,250	2,954,341	2,486,959
Operating loss	(544,438)	(787,263)	(906,365)	(704,750)	(49,877)
Net loss	(758,800)	(1,191,825)	(1,520,001)	(1,279,833)	(571,599)
Net loss attributable to the common stockholders	(1,314,402)	(1,693,559)	(2,021,593)	(1,783,520)	(964,435)
Net loss per Class A share-basic and diluted	(1.26)	(0.82)	(0.63)	(0.39)	(0.17)
Net loss per Class T share-basic and diluted	—	(0.82)	(0.63)	(0.39)	(0.17)

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note 11. Declaration of Distributions

Cash Distribution Declaration

On September 21, 2016, our board of directors declared a daily distribution in the amount of $0.0010928962 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on October 1, 2016 and ending December 31, 2016. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Subsequent Events

Offering Status

As of November 3, 2016, in connection with our Public Offering we had issued approximately 5,936,000 Class A shares of our common stock and approximately 949,000 Class T Shares of our common stock for gross proceeds of approximately $61.9 million and approximately $9.8 million, respectively.

Preferred Equity

During October 2016, we redeemed the remaining approximately $5 million in Liquidation Amount of the Preferred Units outstanding and approximately $1.5 million in deferred distributions owed thereon. No further Preferred Units are outstanding and no further deferred distributions are owed, such that we no longer have any remaining obligations related to the Preferred Units.

Torbarrie Loan

On November 3, 2016, a subsidiary of our Operating Partnership which owns our undeveloped property in the Torbarrie area of Toronto, Canada (the “Torbarrie Property”) entered into a construction loan agreement which allows for borrowings up to approximately $9.7 million CAD (the “Torbarrie Loan”). The Torbarrie Loan has a maturity date four years from the first day of the month following the initial advance. Payments due under the Torbarrie Loan are initially interest-only and due in arrears on the first day of each month. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Torbarrie loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Torbarrie loan agreement), which was approximately 2.7% as of the date the loan was entered into (in no event will the interest rate fall below 4.65% per annum).

The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and is fully guaranteed by us. We may prepay the Torbarrie Loan at any time, without penalty, in whole but not in part.

The Torbarrie Loan contains a number of other customary terms and covenants.

KeyBank Facility

Subsequent to September 30, 2016, we made payments totaling $7.5 million on the KeyBank Facility bringing our outstanding balance to approximately $29.1 million as of November 4, 2016.

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2016, we had sold approximately 6.2 million Class A Shares and approximately 630,000 Class T Shares in our Public Offering and Private Offering for gross proceeds of approximately $63.5 million and approximately $6.4 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of September 30, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	8.8%	N/A	(3)	2.9%
California	3	1,830	173,600	16.2%	94.2%		20.3%
Colorado	2	1,120	121,300	11.3%	79.3%		12.1%
Florida	1	770	88,400	8.2%	98.7%		6.9%
Illinois	2	1,090	116,300	10.8%	86.0%		9.7%
Nevada	2	2,250	260,100	24.2%	90.8%		21.0%
Texas	3	1,400	220,200	20.5%	91.2%		27.1%
Toronto, Canada(4)	2	1,680	166,600	N/A (4)	N/A	(4)	N/A (4)

Total	16	10,980	1,240,500	100%	90.2	%(3)	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 380 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 117,000 square feet).

(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2016. We acquired the Baseline Property in Arizona on May 26, 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 46% as of September 30, 2016 and was excluded from the above.
(4)	Our two properties in Toronto, Canada are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of September 2016.

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

As of September 30, 2016 and 2015, we owned 16 and 9 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2016 and 2015 as listed below.

•	The three months ended September 30, 2015 and 2016, includes full quarter results for nine and 14 operating self storage facilities, respectively.

•	The nine months ended September 30, 2015 includes full nine month results for three operating self storage facilities and partial results for the six operating facilities we acquired during the quarter ended March 31, 2015. The nine months ended September 30, 2016 includes full nine month results for those nine operating self storage facilities plus full nine month results for an additional three operating self storage facilities acquired during the fourth quarter of 2015 and partial results for one operating property acquired on January 6, 2016 and one operating property acquired on May 26, 2016.

Therefore, we believe there is little basis for comparison between the three and nine months ended September 30, 2016 and 2015. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the three months ended September 30, 2016 and 2015 were approximately $2.4 million and $1.2 million, respectively. The increase in rental revenue is primarily attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and increased same-store revenues (approximately $0.3 million or 25%). We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2016 and 2015 were approximately $1.0 million and $0.6 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2016 and 2015 were approximately $0.3 million and $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses is primarily attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 and 2015 were approximately $0.4 million and $0.3 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent, legal costs and other professional services commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2016 and 2015 were approximately $0.8 million and $0.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2016 and 2015 were approximately $50,000 and $50,000, respectively. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2016 and 2015 were approximately $30,000 and approximately $40,000, respectively. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 were approximately $0.3 million and $0.2 million, respectively. The increase in interest expense is primarily attributable to the interest incurred on the Baseline Loan to fund the acquisition of one operating self storage property during the second quarter of 2016 and the KeyBank Facility to fund the acquisition of one operating self storage property during the first quarter of 2016 and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2016 and 2015 were approximately $0.2 million and $60,000, respectively. The increase in debt issuance costs expense is attributable to the costs incurred in connection with obtaining financing for one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016, and the acquisition of three operating self storage properties during the fourth quarter of 2015. We expect debt issuance costs expense to increase commensurate with our future financing activity.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the preferred unitholder (the “Preferred Unitholder”) in SS Growth Operating Partnership, L.P., our operating partnership (the “Operating Partnership”), for the three months ended September 30, 2016 and 2015 were approximately $0.4 million and $0.5 million, respectively.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2015) for the three months ended September 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue(1)	$1,567,422	$1,292,224	21.3%	$869,660	$—	N/M	$2,437,082	$1,292,224	88.6%
Property operating expenses(2)	615,745	655,456	(6.1)%	525,854	—	N/M	1,141,599	655,456	74.2%

Operating income	$951,677	$636,768	49.5%	$343,806	$—	N/M	$1,295,483	$636,768	103.4%

Number of facilities	9	9		7	—		16	9
Rentable square feet(3)	700,200	700,200		540,300	—		1,240,500	700,200
Average physical occupancy(4)	91.8%	81.9%		N/M	N/M		86.3%	81.9%
Annualized rent per occupied square foot(5)	$10.63	$9.66		N/M	N/M		$11.21	$9.66

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)	Of the total rentable square feet, parking represented approximately 117,000 and approximately 76,000 as of September 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 76,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.3 million was primarily the result of increased average physical occupancy of approximately 9.9% and increased rent per occupied square foot of approximately 10% for the three months ended September 30, 2016 over the three months ended September 30, 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the nine months ended September 30, 2016 and 2015 were approximately $6.7 million and $3.3 million, respectively. The increase in rental revenue is primarily attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full nine months of operations from the six properties acquired in the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2016 and 2015 were approximately $3.0 million and $1.5 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses primarily attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full nine months of operations from the six properties acquired in the first quarter of 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2016 and 2015 were approximately $0.7 million and $0.4 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – primarily attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full nine months of operations from the six properties acquired in the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were approximately $1.4 million and $0.9 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent, legal costs and other professional services commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2016 and 2015 were approximately $2.5 million and $1.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense primarily attributable to the acquisition of one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full nine months of operations from the six properties acquired in the first quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2016 and 2015 were approximately $0.6 million and $0.3 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the nine months ended September 30, 2016 and 2015 were approximately $1.2 million and $0.5 million, respectively. The increase in interest expense is primarily attributable to the interest incurred on the Baseline Loan to fund the acquisition of one operating self storage property during the second quarter of 2016 and the KeyBank Facility to fund the acquisition of one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full nine months of expense associated with the six properties acquired in the first quarter of 2015. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2016 and 2015 were approximately $0.5 million and $0.2 million, respectively. The increase in debt issuance costs expense is primarily attributable to the costs incurred in connection with obtaining financing for one operating self storage property during the second quarter of 2016, one operating self storage property during the first quarter of 2016, the acquisition of three operating self storage properties during the fourth quarter of 2015, and a full nine months of expense associated with the six properties acquired in the first quarter of 2015. We expect debt issuance costs expense to increase commensurate with our future financing activity.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the Preferred Unitholder in our Operating Partnership for the nine months ended September 30, 2016 and 2015 were approximately $1.4 million and $1.4 million, respectively.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2015) for the nine months ended September 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue(1)	$1,916,333	$1,593,539	20.3%	$4,843,225	$1,892,093	N/M	$6,759,558	$3,485,632	93.9%
Property operating expenses(2)	753,454	768,774	(2.0)%	2,657,183	1,024,029	N/M	3,410,637	1,792,803	90.2%

Operating income	$1,162,879	$824,765	41.0%	$2,186,042	$868,064	N/M	$3,348,921	$1,692,829	97.8%

Number of facilities	3	3		13	6		16	9
Rentable square feet(3)	348,500	348,500		892,000	351,700		1,240,500	700,200
Average physical occupancy(4)	89.7%	78.0%		N/M	N/M		82.9%	79.8%
Annualized rent per occupied square foot(5)	$9.31	$8.90		N/M	N/M		$10.94	$9.53

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 117,000 and approximately 76,000 as of September 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 72,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.3 million was primarily the result of increased average physical occupancy of approximately 11.7% and increased rent per occupied square foot of approximately 4.6% for the nine months ended September 30, 2016 over the nine months ended September 30, 2015.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Net cash flow provided by (used in):
Operating activities	$(351,690)	$(280,764)	$(70,926)
Investing activities	(24,913,238)	(17,129,150)	(7,784,088)
Financing activities	29,475,312	15,080,249	14,395,063

Cash flows used in operating activities for the nine months ended September 30, 2016 were approximately $0.4 million as compared to cash flows used in operating activities for the nine months ended September 30, 2015 of approximately $0.3 million, an increase in cash used of approximately $0.1 million. The change in cash used by our operating activities is primarily the result of incurring a larger net loss, adjusted for depreciation and amortization, which primarily related to increased acquisition expenses and general and administrative expenses, offset by positive changes in balance sheet accounts, primarily accounts payable and accrued liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2016 and 2015 were approximately $24.9 million and $17.1 million, respectively, an increase in the use of cash of approximately $7.8 million. The change in cash used in investing activities primarily relates to an increase in cash consideration paid for the purchase of real estate and funds expended for the development of certain facilities.

Cash flows provided by financing activities for the nine months ended September 30, 2016 and 2015 were approximately $29.5 million and $15.1 million, respectively, a change of approximately $14.4 million. The increase in cash provided by financing activities over the prior period was primarily the result of an increase of approximately $36.2 million from the net proceeds from the issuance of common stock, primarily offset by: increased redemptions of approximately $9.5 million of the Preferred Units, approximately $7.2 million in proceeds from the issuance of preferred equity in our Operating Partnership provided in the prior period and by a reduction of approximately $4.9 million in net proceeds from secured debt.

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

The following shows our cash distributions and the sources of such distributions for the nine months ended September 30, 2016 (no cash distributions were paid for the nine months ended September 30, 2015):

	Nine Months Ended September 30, 2016
Distributions paid in cash – common stockholders	$307,024
Distributions paid in cash – Operating Partnership unitholders	4,684
Distributions paid in cash – preferred unitholders	816,682
Distributions reinvested	676,313

Total distributions	$1,804,703

Source of distributions
Cash flows provided by operations	$—	—
Offering proceeds from Primary Offering	1,128,390	62.5%
Offering proceeds from distribution reinvestment plan	676,313	37.5%

Total sources	$1,804,703	100.0%

From our inception through September 30, 2016, we paid cumulative distributions of approximately $3.1 million (including approximately $2.1 million related to our preferred unitholders), as compared to cumulative net loss attributable to our common stockholders of approximately $12.1 million. For the nine months ended September 30, 2016, we paid distributions of approximately $1.8 million, as compared to a net loss attributable to our common stockholders of approximately $4.8 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2016 reflects non-cash depreciation and amortization of approximately $2.9 million, acquisition related expenses of approximately $0.8 million, and distributions to preferred unitholders of approximately $1.4 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $5.8 million, acquisition related expenses of approximately $2.5 million, and distributions to preferred unitholders of approximately $3.7 million.

For the nine months ended September 30, 2016, we paid total distributions of approximately $1.8 million. For the nine months ended September 30, 2015, we declared no cash distributions on our common stock. From our commencement of paying cash distributions on our common shares in November 2015 through September 30, 2016, the payment of distributions has been paid solely from Public Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

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

Indebtedness

As of September 30, 2016, we had approximately $41.7 million of outstanding consolidated indebtedness. As of September 30, 2016, all of our total consolidated indebtedness was variable rate. See Note 5 of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016:

	Payments due during the years ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage interest(1)	$1,590,230	$386,748	$1,135,057	$68,425	$—
Mortgage principal	41,700,000	—	36,647,000	5,053,000	—

Total contractual obligations	$43,290,230	$386,748	$37,782,057	$5,121,425	$—

(1)	The interest expense was calculated based on the rates in effect as of September 30, 2016.

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

As of September 30, 2016, our debt consisted of approximately $41.7 million in variable rate debt. Our debt financial instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2016:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	$—	$36,647,000	—	5,053,000	—	—	$41,700,000
Average interest rate(1)	3.71%	3.67%	3.25%	3.25%	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2016.

We incurred a net loss of approximately $4.8 million for the nine months ended September 30, 2016. Our accumulated deficit was approximately $12.1 million as of September 30, 2016. Given that we are still early in our fundraising and acquisition stage, our operations will not be profitable in 2016.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From commencement of paying cash distributions in November 2015 through September 30, 2016, the payment of cash distributions has been paid from Public Offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Public Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2016, we had sold approximately 5.4 million Class A Shares and approximately 630,000 Class T Shares in our Public Offering for gross proceeds of approximately $55.6 million and approximately $6.4 million, respectively. From this amount, we incurred approximately $5.9 million in selling commissions and dealer manager fees (of which approximately $4.4 million was re-allowed to third party broker-dealers), and approximately $2.1 million in organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $66.2 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on April 12, 2016, Commission File No. 333-193480

10.1	San Antonio Sale Agreement, incorporated by reference to Form 8-K, filed on August 29, 2016, Commission File No. 000-55616

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC. (Registrant)

Dated: November 9, 2016	By:	/s/ Michael S. McClure
Michael S. McClure Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer