Form 10-K
period 2016-12-31
Strategic Storage Growth Trust, Inc.
filed 2017-03-23
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $11.17 offering price of the Class A shares and the $10.58 offering price of Class T shares in effect on June 30, 2016, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $55,343,115.

As of March 17, 2017, there were 13,583,994 outstanding shares of Class A common stock and 4,282,467 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve on the executive management team for our Sponsor. In addition, our former management team continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A Shares and Class T Shares. As of December 31, 2016, we had sold approximately 8.5 million Class A Shares and approximately 1.7 million Class T Shares in our Public and Private Offerings for gross proceeds of approximately $89.5 million and approximately $17.9 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of December 31, 2016 we owned 17 self storage facilities located in eight states (Arizona, California, Colorado, Florida, Illinois, Nevada, North Carolina and Texas) and Canada (the Greater Toronto Area).

On April 8, 2016, our board of directors, upon recommendation of its nominating and corporate governance committee, approved an estimated value per share of our common stock of $10.05 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2015. See Item 5, Market Information, herein, for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

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

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which is three years after the effective date of our initial public offering. Our board of directors reserves the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. On February 19, 2017, our board of directors approved the close of our Primary Offering upon reaching the $200 million threshold in our Primary Offering. See our Current Report on Form 8-K filed with the SEC on February 13, 2017 for more information on the close down of our Primary Offering.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2016, we owned approximately 99.8% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. Through a series of investments beginning in September 2014 and ending in February 2015, our Operating Partnership issued approximately 700,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-

owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $17.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2016, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our United States properties. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager marketed our shares in our Private Offering and is responsible for marketing our shares offered pursuant to our Public Offering. Our Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2016 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70% residential, 18% commercial, 6% military and 6% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage units are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

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

According to the 2017 Self Storage Almanac, the top 10 self storage companies own approximately 18.3% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 24.2%.

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

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are retired or heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” retire and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

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

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our Primary Offering:

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company;

•	list our shares on a national securities exchange; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Primary Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in our best interest and the best interests of our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

Our Self Storage Acquisition Strategy

Opportunistic Investment Strategy

We use the net proceeds we raise in our Primary Offering to primarily invest in opportunistic self storage properties with the primary objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. We seek to achieve our objectives by primarily investing in the following types of self storage properties:

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

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015), the self storage industry in the United States consists of approximately 2.5 billion rentable square feet at approximately 48,500 “primary” facilities (where self storage is the primary source of revenue). The self storage industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only seven publicly traded self storage REITs. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration in our markets.

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

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

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

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership, SS Growth Operating Partnership, L.P. We acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

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

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including Strategic Storage Trust II, Inc. (“SST II”), a public non-traded REIT focused on stabilized self storage properties, and Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT focused on income-producing and growth self storage properties. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

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

Government Regulations

Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

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

Disposition Policies

As of December 31, 2016, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, SST II, SST IV or Strategic Student Senior and Storage Trust, Inc., a private REIT sponsored by our Sponsor (“SSSST”), based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;

•	the strategic location of the investment in relationship to existing properties owned by each program;

•	the effect of the investment on the diversification of each program’s investments; and

•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, SST II, SST IV and/or SSSST, then:

•	SST II will have priority for large portfolios of stabilized properties with an aggregate purchase price in excess of $150 million;

•	we will have priority for growth properties until we have aggregate assets (based on contract purchase price) of $250 million of more;

•	SST IV will have priority for all stabilized properties and portfolios with aggregate purchase prices less than $150 million and growth properties once we have aggregate assets (based on contract purchase price) of $250 million; and

•	SSSST will have priority for any self storage properties passed upon by us, SST II and SST IV.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for two or more of SST II, us, SST IV, or SSSST, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

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

Investments in Mortgage Loans

As of December 31, 2016, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Geographic Information

As of December 31, 2016, we owned 17 self storage facilities located in eight states and Canada comprising approximately 11,600 units and approximately 1,312,500 rentable square feet.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business.

Risks Related to an Investment in Strategic Storage Growth Trust, Inc.

We have limited established financing sources and we cannot assure our stockholders that we will be successful in the marketplace.

We were incorporated in March 2013 and commenced active business operations on May 23, 2014. As of December 31, 2016, we owned 17 self storage facilities located in eight states (Arizona, California, Colorado, Florida, Illinois, Nevada, North Carolina and Texas) and Canada (the Greater Toronto Area).

Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are in a similar stage of development. To be successful, we must, among other things:

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

We incurred a net loss attributable to common shareholders of approximately $5.4 million for the fiscal year ended December 31, 2016. Our accumulated deficit was approximately $12.7 million as of December 31, 2016.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From commencement of paying cash distributions in November 2015 through December 31, 2015, we funded 100% of our distributions using offering proceeds. For the year ended December 31, 2016, we funded 4.1% of our distributions using cash flow from operations and 95.9% using offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2015. The valuation methodologies used to value our properties involved certain subjective judgments. See “Calculation of Estimated Net Asset Value Per Share.” Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price stockholders paid for shares in this offering is primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when our stockholders purchase their shares or receive less than realizable value for their investment when our stockholders sell their shares.

The offering price of our shares may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors determined the offering price of our shares based upon a number of factors but primarily based on the estimated per share value of our shares determined by our board of directors. See “Calculation of Estimated Net Asset Value Per Share.” There are no established criteria for valuing issued or outstanding shares of companies like us. Therefore, our offering price may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

Our share price is primarily based on the estimated per share value of our shares, but also based upon subjective judgments, assumptions, and opinions by management, which may or may not turn out to be correct. Therefore, our share price may not reflect the precise amount that might be paid to you for your shares in a market transaction.

Our current share price is primarily based on our estimated value per share, which was based on an estimate of the value of our properties — consisting principally of illiquid commercial real estate — as of December 31, 2015. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned self storage facilities as of December 31, 2015 involved subjective judgments, assumptions, and opinions, which may or may not turn out to be correct. In addition, our board of directors based our share price primarily on the estimated value per share which, although heavily reliant upon the independent appraisal, involved certain subjective judgments, assumptions, and opinions of management. As a result, our share price may not reflect the precise amount that might be paid to for your shares in a market transaction.

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

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SST II and SST IV. Delays we encounter in the selection, acquisition and development of opportunistic properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Michael O. Terjung, Wayne Johnson, James Berg and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

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

In April 2016, the U.S. Department of Labor issued a rule that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This final rule could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts. While President Trump has signed an Executive Order giving the Secretary of Labor the power to rescind or revise this final rule and the Department of Labor is currently considering its legal options in delaying the applicability date of this final rule, there can be no assurance that this final rule will not be implemented.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SST II and SST IV, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor, SST II and SST IV. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SST II and SST IV, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SST II, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on January 10, 2014, and SST IV, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on March 17, 2017. As of December 31, 2016, SST II had sold approximately $548 million in shares of its Class A and Class T common stock. As of December 31, 2016, SST IV had not sold any of its shares in its public offering. Our Advisor and its affiliates are actively involved in five other real estate programs (four of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Our stockholders are bound by the majority vote on matters in which our stockholders are entitled to vote and, therefore, each stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.

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

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class T Shares in our Offering and for ongoing stockholder services, we pay our Dealer Manager a stockholder servicing fee. The amount available for distributions on all Class T Shares will be reduced by the amount of stockholder servicing fees payable to our Dealer Manager with respect to the Class T Shares issued in the Primary Offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any additional sources of debt, other than our current credit facility with KeyBank National Association (“KeyBank”), or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We face intense competition in every market in which we purchase or develop self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SST II, SST IV and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we develop or acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

We have purchased and may continue to purchase properties in Canada. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

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

We have incurred and intend to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we breach covenants under the KeyBank Facility with KeyBank, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

Our KeyBank Facility currently has a total commitment of $40.0 million which we may, subject to the discretion of KeyBank and any other lender who may ultimately participate in the secured credit facility, request commitments of an additional $110 million. This KeyBank Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on our current properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this KeyBank Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

We have incurred, and intend to incur, indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties have been and will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

For mortgage debt we have placed on our properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

Lenders have required and will likely continue to require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, lenders often impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or issue preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs and preferred equity distribution payments, which would likely reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

As of December 31, 2016, we owned 17 self storage facilities located in eight states and Canada comprising approximately 11,600 units and approximately 1,312,500 rentable square feet.

As of December 31, 2016, we owned the following 17 self storage facilities:

Property	Acquisition Date	Acquisition Price	Year Built	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
Ft. Pierce – FL	7/31/14	$3,850,000	2008	770	88,400	8.2%	99.0%
Las Vegas I – NV	7/31/14	$9,450,000	1999	1,210	171,100	15.9%	92.0%
Las Vegas II – NV	9/29/14	$6,050,000	1996	1,040	89,000	8.3%	92.4%
Colorado Springs – CO	1/29/15	$4,216,875	1983	680	61,800	5.8%	77.5%
Riverside – CA	2/05/15	$2,076,875	1980	610	60,100	5.6%	91.7%
Stockton – CA	2/05/15	$1,586,875	1984	560	49,100	4.6%	93.4%
Azusa – CA	2/05/15	$4,186,875	1986	660	64,400	6.0%	95.7%
Romeoville – IL	2/05/15	$3,426,875	1986	680	66,700	6.2%	85.5%
Elgin – IL	2/05/15	$686,875	1986	410	49,600	4.6%	89.9%
San Antonio I – TX	12/17/15	$11,627,417	1998	490	76,700	7.1%	94.2%
Kingwood – TX	12/17/15	$8,085,618	2001	470	60,100	5.6%	93.7%
Aurora – CO	12/17/15	$7,162,965	2015	440	59,500	5.5%	81.8%
San Antonio II – TX	01/06/16	$12,103,625	2004	440	83,400	7.8%	86.7%
Stoney Creek – TOR – CAN(4)	02/11/16	$1,515,430	N/A	780	81,600	N/A	N/A
Torbarrie – TOR – CAN(4)	05/17/16	$2,321,580	N/A	900	85,000	N/A	N/A
Baseline – AZ	05/26/16	$7,222,807	2016	840	94,000	8.8%	N/A
Asheville – NC	12/30/16	$3,000,000	N/A	650	72,000	N/A	N/A

Totals		$88,570,692		11,630	1,312,500	100%	90.7	%(3)

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 380 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 117,000 square feet).
(3)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2016. We acquired the Baseline Property in Arizona on May 26, 2016 with occupancy at 0%. The property’s occupancy had increased to approximately 63% as of December 31, 2016 and was excluded from the above.
(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.

The weighted average capitalization rate for the 14 operating self storage facilities we owned as of December 31, 2016 was approximately 5.66%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	8.8%	N/A	(3)	5.0%
California	3	1,830	173,600	16.2%	93.7%		20.3%
Colorado	2	1,120	121,300	11.3%	79.6%		11.3%
Florida	1	770	88,400	8.2%	99.0%		7.1%
Illinois	2	1,090	116,300	10.8%	87.4%		9.1%
Nevada	2	2,250	260,100	24.2%	92.1%		20.2%
North Carolina(4)	1	650	72,000	N/A (4)	N/A	(4)	N/A (4)
Texas	3	1,400	220,200	20.5%	91.2%		27.0%
Toronto, Canada(4)	2	1,680	166,600	N/A (4)	N/A	(4)	N/A (4)

Total	17	11,630	1,312,500	100%	90.7	%(3)	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 380 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 117,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2016. We acquired the Baseline Property in Arizona on May 26, 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 63% as of December 31, 2016 and was excluded from the above.
(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of December 2016.

Subsequent Acquisitions

Elk Grove Property

On January 13, 2017, we closed on one self storage facility located in Elk Grove Village, Illinois for a purchase price of approximately $10.1 million, plus closing costs and acquisition fees, which was funded by a combination of a draw under the KeyBank Facility, and the remainder from the net proceeds of our offering. We incurred acquisition fees of approximately $180,000 in connection with the acquisition. See Note 12 of the Notes to the Consolidated Financial Statements contained in this report for additional related information.

Garden Grove Property

On March 16, 2017, we closed on one self storage facility located in Garden Grove, CA for a purchase price of approximately $18.4 million, plus closing costs and acquisition fees, which was funded with net proceeds of our offering. We incurred acquisition fees of approximately $320,000 in connection with the acquisition. See Note 12 of the Notes to the Consolidated Financial Statements contained in this report for additional related information.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of our business. We are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

(b)    None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 17, 2017, we had 13,583,994 shares of Class A common stock outstanding and 4,282,467 shares of Class T common stock outstanding, held by a total of approximately 4,400 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares of our common stock to the public at a price of $11.17 per share and at a price of approximately $10.05 per Class A share pursuant to our distribution reinvestment plan and Class T shares of our common stock to the public at a price of $10.58 per share and at a price of $10.05 per Class T share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Net Asset Value Determination

On April 8, 2016, our board of directors, upon recommendation of the nominating and corporate governance committee, approved an estimated value per share of $10.05 for our Class A shares and Class T shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2015. The estimated value per share was based upon a valuation conducted by Duff & Phelps, LLC, a third party valuation and advisory firm, based on the methodologies and assumptions described further below. As a result of the calculation of our estimated value per share, effective on April 14, 2016, the offering price of Class A shares increased from $10.00 per share to $11.17 per share and the offering price of Class T shares increased from $9.47 per share to $10.58 per share. In addition, effective April 21, 2016, shares sold pursuant to our distribution reinvestment plan were sold at $10.05 per share for Class A and Class T shares.

On April 8, 2016, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.05 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2015. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Guidelines”).

Our nominating and corporate governance committee (the “Committee”), comprised of our two independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation methodology with real estate standards and practices and the reasonableness of the assumptions used in the valuations and appraisals.

The Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation and advisory firm, to provide appraisals for each of our properties and a calculation of a range of the estimated value per share of our Class A shares and Class T shares as of December 31, 2015. The scope of work conducted by Duff & Phelps was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation. Other than its engagement as described herein, Duff & Phelps does not have any direct or indirect material interest in any transaction with us or SS Growth Advisor, LLC, our advisor. We do not believe that there are any material conflicts of interest between Duff & Phelps, on the one hand, and us or our advisor, on the other hand. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $9.02 to $11.15, with an approximate mid-range value per share of $10.05, as indicated in the valuation report provided by Duff & Phelps (the “Valuation Report”) was reasonable and recommended to our board of directors that it adopt $10.05 as the estimated value per share for our Class A shares and Class T shares. Our board of directors unanimously agreed upon the estimated value per share of $10.05 recommended by the Committee, which determination is ultimately and solely the responsibility of our board of directors.

As of December 31, 2015, our estimated value per share was calculated as follows:

Assets
Real estate properties (on an individual property basis)*	$75,490,000
Cash and restricted cash	6,600,046
Other assets	1,807,027

Total Assets	$83,897,073

Liabilities
Mortgage debt	$38,300,000
Mark-to-market on mortgage debt	—
Other liabilities	1,302,357
Preferred equity**	17,003,970
Incentive distribution	—

Total Liabilities	$56,606,327

Net Asset Value	$27,290,746

Net Asset Value for Class A shares	$27,108,910
Number of Class A shares outstanding	2,696,339
Estimated value per Class A share	$10.05

Net Asset Value for Class T shares	$181,836
Number of Class T shares outstanding	18,086
Estimated value per Class T share	$10.05

*	Of the 12 self storage properties in our portfolio on December 31, 2015, three were acquired in December 2015 and were valued at the purchase prices we paid for such properties.
**	Includes approximately $16 million of Series A Cumulative Redeemable Preferred Units issued by our operating partnership and approximately $1 million in accrued distributions.

Methodology and Key Assumptions

In determining an estimated value per share, our board of directors considered information and analyses, including the Valuation Report provided by Duff & Phelps. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what our board of directors deems to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies and assumptions used by our board of directors to value our assets and liabilities.

Real Estate Properties

As described above, we engaged Duff & Phelps to provide an appraisal of our 12 self storage properties we owned, as of December 31, 2015. Duff & Phelps’ opinion of value used in calculating our estimated value per share above is based on the individual asset values of each of the properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI.

The scope of work by Duff & Phelps in performing the appraisal of our properties included:

•	reviewing and relying upon data provided by us regarding the number of units, size, year built, construction quality and construction type to understand the characteristics of the existing improvements and underlying land;

•	reviewing and relying upon data provided by us regarding rent rolls, lease rates and terms, real estate taxes and operating expense data;

•	reviewing and relying upon balance sheet items provided by us, such as cash and other assets as well as debt and other liabilities;

•	reviewing and relying upon mortgage summaries and amortization schedules provided by us;

•	researching the market by means of publications and other resources to measure current market conditions, supply and demand factors and growth patterns and their effect on our properties;

•	utilizing the income capitalization approach as the primary indicator of value with support from the sales comparison approach as a secondary methodology for each property; and

•	delivering a range of values with a midpoint estimate for each of the properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value.

The sales comparison approach is a valuation technique that provides an estimation of value based on market prices in actual transactions and asking prices for assets. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset.

In calculating the discounted cash flow valuation, Duff & Phelps estimated the value of our individual real estate assets primarily by using a multiple year discounted cash flow analysis. Duff & Phelps calculated the value of our individual real estate assets using our historical financial data and forecasts going forward, terminal capitalization rates and discount rates that fall within ranges Duff & Phelps believes would be used by similar investors to value each property we own. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. As a test of reasonableness, Duff & Phelps compared the metrics of the valuation of our assets to current market activity of self storage properties.

From inception through December 31, 2015, we had acquired the 12 self storage properties for an aggregate purchase price of approximately $62.2 million, exclusive of acquisition fees and expenses. As of December 31, 2015, the total appraised value of our individual real estate assets as provided by Duff & Phelps using the valuation method described above was approximately $75.5 million. This represents an approximate 21.3% increase in the total value of the real estate assets over the aggregate purchase price.

The following summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to estimate the value of our individual real estate assets:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	6.25% to 7.25%	6.62%
Discount rate	8.0% to 9.75%	8.51%
Annual rent growth rate (market)	0.0% to 5.0%	0.3%
Annual expense growth rate	3.0%	3.0%
Holding Period	1 to 4 years	N/A

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of our real estate. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate of 25 basis points would increase our real estate value to approximately $76.9 million and an increase in the terminal capitalization rate of 25 basis points would decrease our real estate value to approximately $73.9 million. Similarly, a decrease in the discount rate of 25 basis points would increase our real estate value to approximately $75.8 million and an increase in the discount rate of 25 basis points would decrease our real estate value to approximately $75.1 million.

Mortgage Debt

The estimated value of our aggregate mortgage debt was equal to the U.S. generally accepted accounting principles (“GAAP”) fair value as of December 31, 2015. Duff & Phelps determined that our mortgage debt contained market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral and, accordingly, did not mark our debt to market. As of December 31, 2015, the fair value and carrying value of our mortgage debt were both approximately $38.3 million.

Other Assets and Liabilities

The carrying values of the majority of our other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made in accordance with the IPA Guidelines. Our liability related to stockholder servicing fees has been valued using a liquidation value as of December 31, 2015. The estimated value per share for the Class T shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation.

Limitations of Estimated Value Per Share

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by our board of directors is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The estimated value per share does not represent the fair value of our assets less its liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share will be in compliance with any future FINRA rules or ERISA reporting requirements.

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2015. The estimated net asset value per share was based upon 2,714,425 shares of equity interests outstanding as of December 31, 2015, which was comprised of (i) 2,669,989 outstanding shares of our Class A common stock, plus (ii) 18,086 outstanding shares of our Class T common stock, plus (iii) 20,100 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into shares of common stock, plus (iv) 6,250 shares of unvested restricted Class A common stock issued to our independent directors which shares vest ratably over time.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common shareholders during the year ended December 31, 2014. For 2015 and 2016, all of our cash distributions constituted non-taxable returns of capital.

Our Operating Partnership had issued approximately 700,000 Preferred Units for approximately $17.5 million. The Preferred Units received current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership had the obligation to elect either to (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). During the nine months ended September 30, 2016, we redeemed $11 million of the Liquidation Amount of the Preferred Units. As of September 30, 2016, the Preferred Investor had a remaining amount invested of approximately $5.0 million and approximately 200,000 Preferred Units in our Operating Partnership. During October 2016, we redeemed the remaining approximately $5.0 million in Liquidation Amount of the Preferred Units outstanding and approximately $1.5 million in Deferred Distributions owed thereon. No further Preferred Units are outstanding and no further deferred distributions are owed, such that we no longer have any remaining obligations related to the Preferred Units.

On April 13, 2015, our board of directors authorized a stock distribution of 0.01 Class A shares, $0.001 par value per share, or 1.0% of each outstanding Class A Share (equivalent to a 4% annualized stock distribution), to the stockholders of record at the close of business on June 30, 2015 which totaled approximately 9,000 Class A shares which were issued on July 15, 2015.

On July 22, 2015, our board of directors authorized a stock distribution of 0.01 Class A shares, $0.001 par value per share, or 1.0% of each outstanding Class A Share (equivalent to a 4% annualized stock distribution), to the stockholders of record at the close of business on September 30, 2015 which totaled approximately 12,000 Class A shares which were issued on October 15, 2015.

On October 20, 2015, our board of directors authorized a stock distribution of 0.0075 for both Class A and Class T Shares, $0.001 par value per share, or 0.75% of each outstanding Class A and Class T Share (equivalent to a 3.0% annualized stock distribution), to the holders of record of all the issued and outstanding Class A Shares and Class T Shares as of the close of business on December 31, 2015. Such stock distribution totaled approximately 20,000 Class A shares and 100 Class T Shares, which were issued on January 15, 2016.

The following table shows the cash distributions we have paid through December 31, 2016:

Quarter	Preferred Unitholders	OP Unit Holders	Common Stockholders (1)	Distributions Declared per Common Share
1st Quarter 2014	$—	$—	$—	$—
2nd Quarter 2014	$—	$—	$—	$—
3rd Quarter 2014	$41,513	$—	$—	$—
4th Quarter 2014	$151,008	$—	$—	$—
1st Quarter 2015	$121,579	$—	$—	$—
2nd Quarter 2015	$384,709	$—	$—	$—
3rd Quarter 2015	$298,384	$—	$—	$—
4th Quarter 2015	$276,536	$—	$5,983	$0.016
1st Quarter 2016	$276,906	$978	$37,736	$0.050
2nd Quarter 2016	$375,248	$1,684	$104,540	$0.100
3rd Quarter 2016	$164,528	$2,022	$164,748	$0.100
4th Quarter 2016	$1,591,416	$1,999	$269,022	$0.100

(1)	Declared distributions are paid monthly in arrears

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2016, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	1,022,795
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	1,022,795

(1)	The total number of shares of our Class A common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2016, we had 10,324,203 outstanding shares of common stock.

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

Use of Proceeds from Registered Securities

On January 20, 2015, our Public Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Public Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2016, we had sold approximately 7.7 million Class A Shares and approximately 1.7 million Class T Shares from our Public Offering only for gross proceeds of approximately $81.6 million and approximately $17.9 million, respectively. From this amount, we incurred approximately $9.4 million in selling commissions and dealer manager fees (of which approximately $7.6 million was re-allowed to third party broker-dealers), and approximately $2.3 million in organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $69.2 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on May 31, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have received one redemption request for approximately 4,000 shares (approximately $36,000) which was fulfilled in January 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014	As of and for the Period March 12, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$9,313,759	$4,857,407	$665,135	$—
Operating loss	(1,857,951)	(2,350,689)	(1,219,938)	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	(5,372,461)	(5,465,772)	(1,817,257)	—
Net loss per Class A common share-basic and diluted	(0.99)	(4.59)	(7.31)	—
Net loss per Class T common share-basic and diluted	(0.99)	(4.59)	—	—
Dividends declared per common share	0.350	0.016	—	—
Balance Sheet Data
Real estate facilities	$87,581,604	$60,329,399	$18,967,479	$—
Total assets	93,937,975	69,929,708	24,967,883	202,000
Total debt	12,509,308	38,300,000	9,545,386	—
Total liabilities	15,278,591	40,644,751	11,964,177	—
Equity	77,572,781	13,389,399	3,095,402	202,000
Other Data
Net cash provided by (used in) operating activities	$167,590	$(672,711)	$(598,022)	$—
Net cash used in investing activities	(29,988,936)	(44,311,649)	(20,172,479)	—
Net cash provided by financing activities	26,923,887	47,084,108	25,068,799	202,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 20, 2015, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On September 28, 2015, we revised our Public Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2016, we had sold approximately 8.5 million Class A Shares and approximately 1.7 million Class T Shares in our Public and Private Offerings for gross proceeds of approximately $89.5 million and approximately $17.9 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of December 31, 2016, we owned 17 self storage facilities located in eight states (Arizona, California, Colorado, Florida, Illinois, Nevada, North Carolina and Texas) and Canada (the Greater Toronto Area) comprising approximately 11,600 units and approximately 1,312,500 rentable square feet.

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

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

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

As of December 31, 2016 and 2015, we owned 17 and 12 self storage properties, respectively. Our operating results for the year ended December 31, 2015 include results for partial year periods for nine self storage facilities that we owned as of December 31, 2015, while our operating results for the year ended December 31, 2016 include full year periods for twelve self storage facilities plus partial year periods for the two operating self storage facilities we acquired during 2016; therefore, we believe there is little basis for comparison between the years ended December 31, 2016 and 2015. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2016 and 2015

Total Revenues

Total revenues for the year ended December 31, 2016 were approximately $9.3 million, as compared to total revenues for the year ended December 31, 2015 of approximately $4.9 million, an increase of approximately $4.4 million. The increase in total revenues is primarily attributable to the inclusion of full year results for the nine self storage properties acquired during 2015 and, to a lesser extent, the partial year results from the acquisition of two operating self storage properties during 2016. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2016 were approximately $4.0 million, as compared to property operating expenses for the year ended December 31, 2015 of approximately $2.2 million, an increase of approximately $1.8 million. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of full year results for the nine self storage properties acquired during 2015 and, to a lesser extent, the partial year results from the acquisition of two operating self storage properties during 2016. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2016 were approximately $1.0 million, as compared to property operating expenses – affiliates for the year ended December 31, 2015 of approximately $0.6 million, an increase of approximately $0.4 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of full year results for the nine self storage properties acquired during 2015 and, to a lesser extent, the partial year results from the acquisition of two operating self storage properties during 2016. We expect property operating expenses – affiliates to increase in future periods as we have a full year of results from our 2016 acquisitions and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were approximately $1.9 million, as compared to general and administrative expenses for the year ended December 31, 2015 of approximately $1.2 million, an increase of approximately $0.7 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2016 were approximately $3.3 million, as compared to approximately $2.1 million for the year ended December 31, 2015. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to the inclusion of full year results for the nine self storage properties acquired during 2015 and, to a lesser extent, the partial year results from the acquisition of two operating self storage properties during 2016. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2016 were approximately $0.8 million, as compared to approximately $0.8 million for the year ended December 31, 2015. These acquisition expenses primarily relate to the costs associated with the five properties acquired during 2016 and nine properties acquired in 2015. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2016 were approximately $0.3 million, as compared to approximately $0.3 million for the year ended December 31, 2015. These acquisition expenses primarily relate to the due diligence costs associated with the five properties acquired during 2016 and nine properties acquired in 2015. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the year ended December 31, 2016 was approximately $1.4 million, as compared to approximately $0.7 million for the year ended December 31, 2015, an increase of approximately $0.7 million. The increase in interest expense is attributable to the debt obtained in conjunction with the acquisition of nine self storage properties during 2015 and two properties in 2016. We expect interest expense to fluctuate in future periods commensurate with future increases to our debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the year ended December 31, 2016 were approximately $0.6 million, as compared to approximately $0.4 million for the year ended December 31, 2015, an increase of approximately $0.2 million. The increase in interest expense – debt issuance costs is attributable to the costs incurred in connection with obtaining financing for the acquisition of nine self storage properties during 2015 and two properties acquired in 2016. We expect debt issuance costs expense to fluctuate in future periods commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the year ended December 31, 2016 were approximately $1.4 million, as compared to approximately $1.9 million for the year ended December 31, 2015, a decrease of approximately $0.5 million. The decrease in distributions to preferred unitholders in our Operating Partnership is attributable to the decreasing balance in preferred equity investment in our Operating Partnership during 2016.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2015) for the years ended December 31, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue(1)	$2,622,586	$2,169,319	20.9%	$6,691,173	$2,688,088	N/M	$9,313,759	$4,857,407	91.7%
Property operating expenses(2)	1,000,326	1,048,269	(4.6)%	3,581,265	1,535,094	N/M	4,581,591	2,583,363	77.3%

Operating income	$1,622,260	$1,121,050	44.7%	$3,109,908	$1,152,994	N/M	$4,732,168	$2,274,044	108.1%

Number of facilities	3	3		14	9		17	12
Rentable square feet(3)	348,500	348,500		964,000	548,000		1,312,500	896,500
Average physical occupancy(4)	89.8%	79.3%		N/M	N/M		84.4%	79.5%
Annualized rent per occupied square foot(5)	$9.60	$8.95		N/M	N/M		$11.15	$10.26

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 117,000 and 76,000 square feet as of December 31, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 72,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Comparison of the Years Ended December 31, 2015 and 2014

Total Revenues

Total revenues for the year ended December 31, 2015 was approximately $4.9 million, as compared to total revenues for the year ended December 31, 2014 of approximately $0.7 million, an increase of approximately $4.2 million. The increase in total revenues is primarily attributable to the acquisition of nine self storage properties during 2015 and, to a lesser extent, a full year of operations from the three properties acquired during 2014.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2015 were approximately $2.2 million, as compared to property operating expenses for the year ended December 31, 2014 of approximately $0.3 million, an increase of approximately $1.9 million. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the acquisition of nine self storage properties during 2015 and, to a lesser extent, a full year of operations from the three properties acquired during 2014.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2015 were approximately $0.6 million, as compared to property operating expenses – affiliates for the year ended December 31, 2014 of approximately $0.1 million, an increase of approximately $0.5 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the acquisition of nine self storage properties during 2015 and, to a lesser extent, a full year of operations from the three properties acquired during 2014.

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

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2015 were approximately $0.8 million, as compared to approximately $0.5 million for the year ended December 31, 2014. These acquisition expenses primarily relate to the costs associated with the nine properties acquired during 2015 and three properties acquired in the third quarter of 2014.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2015 were approximately $0.3 million, as compared to approximately $0.1 million for the year ended December 31, 2014. These acquisition expenses primarily relate to the due diligence costs associated with the nine properties acquired during 2015 and three properties acquired in the third quarter of 2014.

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

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2016 and 2015 are as follows:

	Year ended December 31, 2016	Year ended December 31, 2015	Change
Net cash flow provided by (used in):
Operating activities	$167,590	$(672,711)	$840,301
Investing activities	(29,988,936)	(44,311,649)	14,322,713
Financing activities	26,923,887	47,084,108	(20,160,221)

Cash flows provided by and used in operating activities for the years ended December 31, 2016 and 2015 were approximately $0.2 million and $0.7 million, respectively, an increase of approximately $0.8 million. The change in cash provided by our operating activities is primarily the result of an improvement in our net loss, excluding depreciation and amortization, as a result of improvements in our property operations.

Cash flows used in investing activities for the years ended December 31, 2016 and 2015 were approximately $30.0 million and $44.3 million, respectively, a decrease used of approximately $14.3 million. The change in cash used in investing activities primarily relates to a decrease in cash consideration paid for the purchase of real estate, net of an increase in funds expended for the development of certain facilities.

Cash flows provided by financing activities for the years ended December 31, 2016 and 2015 were approximately $26.9 million and $47.1 million, respectively, a decrease of approximately $20.2 million. The decrease in cash provided by financing activities over the prior period was the net result of an increase of approximately $57.3 million from the net proceeds of the issuance of common stock, primarily offset by: a net reduction in cash flows from debt financing of approximately $54.4 million as a result of net outflows in the current year of approximately $25.6 million and net inflows in the prior year of approximately $28.8 million, increased redemptions of the Preferred Units in the current year of approximately $14.5 million, approximately $7.2 million in proceeds from the issuance of preferred equity in our Operating Partnership provided in the prior year, increased distributions to preferred unitholders of approximately $1.3 million and increased distributions to common stockholders of approximately $0.6 million.

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

Distribution Policy

On December 20, 2016, our board of directors declared a distribution rate for the first quarter of 2017 of $0.0010958904 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business each day during the period, commencing on January 1, 2017 and continuing on each day thereafter through and including March 31, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders we will continue to make cash distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to make stock distributions or to continue to make distributions using a combination of stock and cash, and to fund some or all of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2016		Year Ended December 31, 2015
Distributions paid in cash — common stockholders	$576,046		$5,983
Distributions paid in cash — Operating Partnership unitholders	6,683		—
Distributions paid in cash — preferred unitholders	2,408,098		1,081,208
Distributions reinvested	1,112,347		10,706

Total distributions	$4,103,174		$1,097,897

Source of distributions
Cash flows provided by operations	$167,590	4.1%	$—	—
Offering proceeds from Primary Offering	2,823,237	68.8%	1,087,191	99.0%
Offering proceeds from distribution reinvestment plan	1,112,347	27.1%	10,706	1.0%

Total sources	$4,103,174	100.0%	$1,097,897	100.0%

From our inception through December 31, 2016, we paid cumulative distributions of approximately $5.4 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative net loss attributable to our common stockholders of approximately $12.7 million. For the year ended December 31, 2016, we paid distributions of approximately $4.1 million, as compared to a net loss attributable to our common stockholders of approximately $5.4 million. Net loss attributable to our common stockholders for the year ended December 31, 2016 reflects non-cash depreciation and amortization of approximately $3.9 million, acquisition related expenses of approximately $1.0 million, and distributions to preferred unitholders of approximately $1.4 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $6.7 million, acquisition related expenses of approximately $2.7 million, and distributions to preferred unitholders of approximately $3.7 million.

For the year ended December 31, 2016, we paid total distributions of approximately $4.1 million. For the year ended December 31, 2015, we paid total distributions of approximately $1.1 million. From our commencement of paying cash distributions on our common shares in November 2015 through December 31, 2015, the payment of distributions has been paid solely from offering proceeds. For the year ended December 31, 2016, the payment of distributions was paid 4.1% from cash flow from operations and 95.9% from offering proceeds.

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

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Primary Offering and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2016, we had $12.7 million of outstanding consolidated indebtedness. As of December 31, 2016, all of our total consolidated indebtedness was at variable rates. On August 1, 2016, our Operating Partnership purchased an interest rate cap with a notional amount of $35 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2017. See Note 5 of the Notes to the Consolidated Financial Statements contained in this report for further details about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

		Payments due during the years ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage interest(1)	$582,286	$342,059	$240,227	$—	$—
Mortgage principal	12,700,000	7,647,000	5,053,000	—	—

Total contractual obligations	$13,282,286	$7,989,059	$5,293,227	$—	$—

(1)	The interest expense was calculated based on the rates in effect as of December 31, 2016 and presuming the amounts outstanding on the KeyBank Facility as of December 31, 2016 would remain outstanding thru the maturity date of July 31, 2017.

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

As of December 31, 2016, our debt consisted of $12.7 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2016:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	$7,647,000	—	$5,053,000	—	—	—	$12,700,000
Average interest rate(1)	3.60%	3.36%	3.36%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and

Chief Financial Officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2017 Proxy Statement. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 23, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 23, 2017

/s/ Michael O. Terjung Michael O. Terjung	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 23, 2017

/s/ Leon Holmes Leon Holmes	Independent Director	March 23, 2017

/s/ Stephen G. Muzzy Stephen G. Muzzy	Independent Director	March 23, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Growth Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Growth Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Our audits of the consolidated financial statements included the financial statement schedule listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Growth Trust, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California

March 23, 2017

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Real estate facilities:
Land	$24,315,650	$13,180,000
Buildings	57,722,965	42,338,012
Site improvements	5,542,989	4,811,387

	87,581,604	60,329,399
Accumulated depreciation	(3,300,523)	(1,157,113)

	84,281,081	59,172,286
Construction in process	2,174,191	30,808

Real estate facilities, net	86,455,272	59,203,094
Cash and cash equivalents	3,642,631	6,600,046
Other assets, net	3,156,769	1,871,423
Debt issuance costs, net	292,160	801,005
Intangible assets, net	391,143	1,454,140

Total assets	$93,937,975	$69,929,708

LIABILITIES AND EQUITY
Secured debt, net	$12,509,308	$38,300,000
Accounts payable and accrued liabilities	1,499,984	1,028,660
Due to affiliates	963,535	252,997
Distributions payable	305,764	20,700
Distributions payable to preferred unitholders in our Operating Partnership	—	1,042,394

Total liabilities	15,278,591	40,644,751

Commitments and contingencies (Note 8)
Redeemable common stock	1,086,603	10,706
Preferred equity in our Operating Partnership	—	15,884,852

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 8,607,246 and 2,676,239 shares issued and outstanding at December 31, 2016 and 2015, respectively	8,607	2,676
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 1,716,957 and 18,086 issued and outstanding at December 31, 2016 and 2015, respectively	1,717	18
Additional paid-in capital	92,442,198	20,735,425
Distributions	(2,010,167)	(37,073)
Accumulated deficit	(12,655,490)	(7,283,029)
Accumulated other comprehensive loss	(153,079)	—

Total Strategic Storage Growth Trust, Inc. equity	77,633,786	13,418,017

Noncontrolling interests in our Operating Partnership	(61,005)	(28,618)

Total equity	77,572,781	13,389,399

Total liabilities and equity	$93,937,975	$69,929,708

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Revenues:
Self storage rental revenue	$9,240,486	$4,708,208	$641,036
Ancillary operating revenue	73,273	149,199	24,099

Total revenues	9,313,759	4,857,407	665,135

Operating expenses:
Property operating expenses	4,016,072	2,205,173	287,724
Property operating expenses – affiliates	982,736	558,250	104,394
General and administrative	1,865,419	1,224,892	463,234
Depreciation	2,169,600	1,161,013	183,604
Intangible amortization expense	1,128,959	946,146	254,715
Acquisition expense - affiliates	753,090	822,798	488,660
Other property acquisition expenses	255,834	289,824	102,742

Total operating expenses	11,171,710	7,208,096	1,885,073

Operating loss	(1,857,951)	(2,350,689)	(1,219,938)
Other income (expense):
Interest expense	(1,420,961)	(651,479)	(153,638)
Interest expense – debt issuance costs	(636,467)	(375,319)	(65,433)
Other	(39,995)	1,766	3,374

Net loss	(3,955,374)	(3,375,721)	(1,435,635)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,365,704)	(1,893,841)	(422,282)
Less: Accretion of preferred equity costs	(76,724)	(296,548)	(88,304)
Net loss attributable to the noncontrolling interests in our Operating Partnership	25,341	100,338	128,964

Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(5,372,461)	$(5,465,772)	$(1,817,257)

Net loss per Class A share—basic and diluted	$(0.99)	$(4.59)	$(7.31)
Net loss per Class T share—basic and diluted	$(0.99)	$(4.59)	$—

Weighted average Class A shares outstanding—basic and diluted	5,003,663	1,190,486	248,565
Weighted average Class T shares outstanding—basic and diluted	442,316	1,250	—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Net loss	$(3,955,374)	$(3,375,721)	$(1,435,635)
Other comprehensive loss:
Foreign currency translation adjustment	(153,079)	—	—

Comprehensive loss	(4,108,453)	(3,375,721)	(1,435,635)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,365,704)	(1,893,841)	(422,282)
Less: Accretion of preferred equity costs	(76,724)	(296,548)	(88,304)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	25,904	100,338	128,964

Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(5,524,977)	$(5,465,772)	$(1,817,257)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2016, 2015 and 2014

	Common Stock							Accumulated Other Comprehensive Loss	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit
Balance as of December 31, 2013	100	$—	—	$—	$1,000	$—	$—	$—	$1,000	$201,000	$202,000	$—	$—
Gross proceeds from issuance of common stock	740,714	741	—	—	6,994,416	—	—	—	6,995,157	—	6,995,157	—	—
Offering costs	—	—	—	—	(2,155,534)	—	—	—	(2,155,534)	—	(2,155,534)	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(1,817,257)	—	(1,817,257)	—	(1,817,257)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(128,964)	(128,964)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	10,263,581	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(443,581)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	88,304	—

Balance as of December 31, 2014	740,814	741	—	—	4,839,882	—	(1,817,257)	—	3,023,366	72,036	3,095,402	9,908,304	—

Gross proceeds from issuance of common stock	1,887,318	1,887	17,951	18	18,918,202	—	—	—	18,920,107	—	18,920,107	—	—
Offering costs	—	—	—	—	(3,028,827)	—	—	—	(3,028,827)	—	(3,028,827)	—	—
Changes to redeemable common stock	—	—	—	—	(10,706)	—	—	—	(10,706)	—	(10,706)	—	10,706
Issuance of restricted stock	6,250	6	—	—	(6)	—	—	—	—	—	—	—	—
Distributions ($0.016 per share)	—	—	—	—	—	(37,073)	—	—	(37,073)	—	(37,073)	—	—
Distributions of common stock	40,730	41	135	—	(41)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(316)	(316)	—	—
Issuance of shares for distribution reinvestment plan	1,127	1	—	—	10,705	—	—	—	10,706	—	10,706	—	—
Stock based compensation expense	—	—	—	—	6,216	—	—	—	6,216	—	6,216	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(5,465,772)	—	(5,465,772)	—	(5,465,772)	—	—

	Common Stock							Accumulated Other Comprehensive Loss	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(100,338)	(100,338)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	7,197,995	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,500,000)	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(17,995)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	296,548	—

Balance as of December 31, 2015	2,676,239	2,676	18,086	18	20,735,425	(37,073)	(7,283,029)	—	13,418,017	(28,618)	13,389,399	15,884,852	10,706

Gross proceeds from issuance of common stock	5,804,542	5,805	1,692,172	1,692	80,411,258	—	—	—	80,418,755	—	80,418,755	—	—
Offering costs	—	—	—	—	(8,723,496)	—	—	—	(8,723,496)	—	(8,723,496)	—	—
Changes to redeemable common stock	—	—	—	—	(1,112,347)	—	—	—	(1,112,347)	—	(1,112,347)	—	1,112,347
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(36,450)
Issuance of restricted stock	2,500	2	—	—	(2)	—	—	—	—	—	—	—	—
Distributions ($0.35 per share)	—	—	—	—	—	(1,973,094)	—	—	(1,973,094)	—	(1,973,094)	—	—
Distributions of common stock	18,694	19	584	1	(20)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,046)	(7,046)	—	—
Issuance of shares for distribution reinvestment plan	105,271	105	6,115	6	1,112,236	—	—	—	1,112,347	—	1,112,347	—	—
Stock based compensation expense	—	—	—	—	19,144	—	—	—	19,144	—	19,144	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(5,372,461)	—	(5,372,461)	—	(5,372,461)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(25,341)	(25,341)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(153,079)	(153,079)	—	(153,079)	—	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(15,961,576)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	76,724	—

Balance as of December 31, 2016	8,607,246	$8,607	1,716,957	$1,717	$92,442,198	$(2,010,167)	$(12,655,490)	$(153,079)	$77,633,786	$(61,005)	$77,572,781	$—	$1,086,603

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(3,955,374)	$(3,375,721)	$(1,435,635)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,935,026	2,380,225	503,752
Expense related to issuance of restricted stock	19,144	6,216	—
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(300,273)	(501,401)	(62,967)
Accounts payable and accrued liabilities	690,502	747,237	222,537
Due to affiliates	(221,435)	70,733	174,291

Net cash provided by (used in) operating activities	167,590	(672,711)	(598,022)

Cash flows from investing activities:
Purchase of real estate	(25,389,653)	(42,871,250)	(19,350,000)
Additions to real estate facilities	(3,930,997)	(648,294)	(322,479)
Deposits on acquisitions of real estate facilities	(1,000,000)	(1,292,105)	(500,000)
Return of deposits on acquisitions of real estate facilities	331,714	500,000	—

Net cash used in investing activities	(29,988,936)	(44,311,649)	(20,172,479)

Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	7,950,000	28,754,614	9,545,386
Principal payments of revolving secured debt	(38,603,000)	—	—
Proceeds from the issuance of non-revolving secured debt	5,053,000	—	—
Proceeds from issuance of preferred equity in Operating Partnership	—	7,180,000	9,820,000
Redemption of preferred equity in our Operating Partnership	(15,961,576)	(1,500,000)	—
Gross proceeds from issuance of common stock	79,620,048	18,961,011	6,935,157
Offering costs	(7,823,592)	(4,452,137)	(671,909)
Debt issuance costs	(320,166)	(772,189)	(367,314)
Distributions paid to preferred unitholders in our Operating Partnership	(2,408,098)	(1,081,208)	(192,521)
Distributions paid to common stockholders	(576,046)	(5,983)	—
Distributions to noncontrolling interests	(6,683)	—	—

Net cash provided by financing activities	26,923,887	47,084,108	25,068,799

Impact of foreign exchange rate changes on cash	(59,956)	—	—

Net change in cash and cash equivalents	(2,957,415)	2,099,748	4,298,298
Cash and cash equivalents, beginning of period	6,600,046	4,500,298	202,000

Cash and cash equivalents, end of period	$3,642,631	$6,600,046	$4,500,298

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,589,570	$594,587	$116,191
Interest capitalized	$152,651	$—	$—
Supplemental disclosure of noncash activities:
Other assets included in due to affiliates	$—	$—	$87,405
Proceeds from issuance of common stock in other assets	$818,167	$25,640	$60,000
Offering costs included in due to affiliates	$939,946	$7,973	$1,422,210
Offering costs included in accounts payable and accrued liabilities	$20,637	$58,886	$61,415
Debt issuance costs included in due to affiliates	$—	$—	$165,542
Debt issuance cost included in accounts payable and accrued liabilities	$—	$—	$55,630
Distributions payable to preferred unitholders in our Operating Partnership	$—	$873,809	$229,761
Stock distributions of common stock	$20	$41	$—
Issuance of shares pursuant to distribution reinvestment plan	$1,112,347	$10,706	$—
Redemptions of common stock	$36,450	$—	$—
Issuance of restricted stock	$2	$6	$—
Preferred equity issuance costs	$—	$17,995	$443,581

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continued to serve on the executive management team for our Sponsor. In addition, our former management team continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

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

On January 20, 2015 we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2016, we had sold approximately 8.5 million Class A Shares and approximately 1.7 million Class T Shares in our Public and Private Offerings for gross proceeds of approximately $89.5 million and approximately $17.9 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of December 31, 2016 we owned 17 self storage facilities located in eight states (Arizona, California, Colorado, Florida, Illinois, Nevada, North Carolina and Texas) and Canada (the Greater Toronto Area).

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

On April 8, 2016, our board of directors, upon recommendation of its nominating and corporate governance committee, approved an estimated value per share of our common stock of $10.05 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2015. See Item 5 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As a result of the calculation of our estimated value per share, effective on April 14, 2016, the offering price of Class A Shares increased from $10.00 per share to $11.17 per share and the offering price of Class T Shares increased from $9.47 per share to $10.58 per share. Our board of directors determined the new per share offering price of each class of stock by taking the $10.05 estimated value per share and adding the per share up-front sales commissions and dealer manager fees to be paid with respect to the Class A Shares and Class T Shares, respectively, such that after the payment of such commissions and dealer manager fees, the net proceeds to us will be the same for both Class A Shares and Class T Shares. In addition, effective April 21, 2016, shares sold pursuant to our distribution reinvestment plan are sold at $10.05 per share for Class A and Class T Shares.

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which is three years after the effective date of our initial public offering. Our board of directors reserves the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. On February 19, 2017, our board of directors approved the close of our Primary Offering upon us reaching the $200 million threshold in our Primary Offering. See our Current Report on Form 8-K filed with the SEC on February 13, 2017 for more information on the close down of our Primary Offering.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2016, we owned approximately 99.8% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 0.2% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 700,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $17.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2016, we had redeemed all of the Preferred Units.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

December 31, 2016, 2015 and 2014

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 modifies (i) the criteria for and the analysis of the identification of consolidation of variable interest entities, particularly when fee arrangements and related party relationships are involved, and (ii) the consolidation analysis for partnerships. We adopted this standard effective January 1, 2016. The adoption of this standard did not change the consolidation status of any entities in which we have an interest; however, our Operating Partnership is now considered a VIE as a result of the change.

As of December 31, 2016 and 2015, we had not entered into other contracts/interests that would be deemed to be variable interests in VIEs.

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

December 31, 2016, 2015 and 2014

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.4 million and approximately $1.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2016 and 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2016, 2015 and 2014 we expensed approximately $1.0 million, $1.1 million and $0.6 million, respectively, of acquisition-related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our consolidated financial statements. We will recognize any measurement period adjustments during the period in which we determine the amount of the adjustment to our consolidated financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2016 and 2015, no impairment losses were recognized.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

During the fourth quarter of 2016, we determined that our San Antonio II property no longer met the criteria for held for sale classification and as such was reclassified to real estate facilities. In the fourth quarter of 2016 we recorded depreciation and amortization expense from the point in time we previously ceased depreciation and amortization in the first quarter of 2016 through December 31, 2016.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2016 and 2015, the gross amounts allocated to in-place lease intangibles were approximately $2.7 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $2.3 million and approximately $1.2 million, respectively.

The total estimated amortization expense of intangible assets for the year ending December 31, 2017, is approximately $0.4 million, and none for the years thereafter.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such amount as of December 31, 2016 and 2015 totaled approximately $0.3 million and approximately $0.8 million, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amount as of December 31, 2016 and December 31, 2015 totaled approximately $0.2 million and none, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2016, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A shares and Class T shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Due to affiliates for the future estimated stockholder servicing fees at the time of sale of the Class T share as an offering cost.

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

For the year ended December 31, 2016 we received one redemption request for approximately 4,000 shares and approximately $36,000. Such request was fulfilled in January 2017. For the years ended December 31, 2015 and 2014, we did not receive any requests for redemptions.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented is computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effective of unrestricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 and early adoption is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 modifies (i) the criteria for and the analysis of the identification of consolidation of variable interest entities, particularly when fee arrangements and related party relationships are involved, and (ii) the consolidation analysis for partnerships. We adopted this standard effective January 1, 2016. The adoption of this standard did not change the consolidation status of any entities in which we have an interest; however, our Operating Partnership is now considered a VIE as a result of the change.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” ASU 2015-16 updates guidance related to Topic 805, which requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a prospective basis. We adopted this ASU in the interim period ended December 31, 2015 and its adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, the Company did not have any restricted cash. The Company is in the process of evaluating the impact the adoption will have on its consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. The Company plans to apply the guidance in ASU 2017-01 to new acquisitions beginning on January 1, 2017. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. We believe the adoption of this guidance will result in a decrease in acquisition related costs being expensed, as the Company’s acquisition of real estate properties will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2016 and 2015:

Real estate facilities
Balance at December 31, 2014	$18,967,479
Asset disposals	(176,816)
Facility acquisitions	40,921,250
Improvements and additions	617,486

Balance at December 31, 2015	60,329,399
Facility acquisitions	25,720,271
Finalized purchase price allocations related to fourth quarter 2015 acquisitions	563,811
Insured property damage(1)	(510,872)
Impact of foreign exchange rate changes	(33,587)
Improvements and additions	1,512,582

Balance at December 31, 2016	$87,581,604

Accumulated depreciation
Balance at December 31, 2014	$(182,836)
Asset disposals	176,816
Depreciation expense	(1,151,093)

Balance at December 31, 2015	(1,157,113)
Depreciation expense	(2,143,410)

Balance at December 31, 2016	$(3,300,523)

(1)	Insured property damage was incurred at our San Antonio I property during the year ended December 31, 2016. An insurance claim was submitted and will cover the estimated repair costs with the exception of our $25,000 insurance deductible. In accordance with GAAP we have recorded the insurance proceeds in other assets. The property remains open and neither the damage, nor the repair process has or is expected to impact our operations.

The following tables summarize the purchase price allocations for our acquisitions during the years ended December 31, 2016 and 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued	2016 Revenue(1)	2016 Property Operating Income(2)
San Antonio II – TX	01/06/16	$11,659,852	$443,773	$12,103,625	$7,950,000	$995,515	$334,383
Stoney Creek – TOR – CAN(3)	02/11/16	1,516,032	—	1,516,032	—	—	—
Torbarrie – TOR – CAN(3)	05/17/16	2,321,580	—	2,321,580	—	—	—
Baseline – AZ	05/26/16	7,222,807	—	7,222,807	5,053,000	167,788	12,444
Asheville – NC(3)	12/30/16	3,000,000	—	3,000,000	—	—	—

2016 Total		$25,720,271	$443,773	$26,164,044	$13,003,000	$1,163,303	$346,827

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued	2015 Revenue(1)	2015 Property Operating Income(2)
Colorado Springs – Colorado	1/29/2015	$4,036,875	$180,000	$4,216,875	$2,564,614	$414,392	$200,274
Riverside – California	2/05/2015	1,986,875	90,000	2,076,875	947,524	422,072	167,241
Stockton – California	2/05/2015	1,506,875	80,000	1,586,875	439,230	377,643	166,988
Azusa – California	2/05/2015	3,976,875	210,000	4,186,875	2,500,668	617,013	362,085
Romeoville – Illinois	2/05/2015	3,246,875	180,000	3,426,875	1,852,578	474,062	230,243
Elgin – Illinois	2/05/2015	656,875	30,000	686,875	—	303,823	108,535
San Antonio I – Texas	12/17/2015	11,620,000	670,000	12,290,000	9,426,260	35,968	19,343
Kingwood – Texas	12/17/2015	8,030,000	430,000	8,460,000	6,461,880	24,722	11,696
Aurora – Colorado	12/17/2015	5,860,000	80,000	5,940,000	4,561,860	18,393	9,003
Finalized Purchase Price Allocations		563,811	(377,811)	186,000	—	—	—

2015 Total		$41,485,061	$1,572,189	$43,057,250	$28,754,614	$2,688,088	$1,275,408

(1)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition date.
(2)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(3)	Stoney Creek, Torbarrie and Asheville are self storage properties that are under construction.

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

During 2016 we completed the purchase price allocations for the properties acquired during the fourth quarter of 2015, as well as San Antonio II, Stoney Creek, Torbarrie, Baseline and Asheville. As a result of finalizing purchase price allocations we recognized during the fourth quarter measurement period adjustments, which had the aggregate impact of increasing our allocation to land by approximately $2.8 million, with reductions to buildings, site improvements and intangible assets of approximately $0.8 million, $1.5 million and $0.5 million, respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter to our consolidated statement of operations, which had the aggregate impact of a decrease to depreciation expense of approximately $0.1 million and a decrease to intangible amortization expense of approximately $0.2 million for the year.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.5 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2016 and 2015 as if the Company’s acquisitions discussed in Note 3 were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Pro forma revenue	$9,326,799	$7,817,385
Pro forma operating expenses	(10,585,142)	(10,636,077)
Pro forma net loss attributable to common shareholders	(4,760,696)	(6,651,115)

The pro forma financial information for the years ended December 31, 2016 and 2015 were adjusted to exclude approximately $0.8 million and $1.1 million, respectively, for acquisition related expenses.

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

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow. As of December 31, 2016, the interest rate was approximately 3.9%, which was based on LIBOR plus 325 basis points.

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

The KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Credit Agreement): the aggregate borrowing base availability under the KeyBank Facility is limited to the lesser of: (1) 55% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not less than (a) $5,937,713, plus (b) 80% of Net Equity Proceeds received after the Effective Date, less (c) any amounts paid for the redemption or retirement of the Preferred Equity Investment; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0 as of December 31, 2016 and on each quarter end thereafter; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than fifty-five percent (55%); and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0.

On August 1, 2016, our Operating Partnership purchased an interest rate cap with a notional amount of $35 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

As of December 31, 2016, the outstanding principal balance under the KeyBank Facility was approximately $7.6 million. As of December 31, 2015, the outstanding principal balance under the KeyBank Facility was approximately $38.3 million.

Subsequent to December 31, 2016, we made additional payments on the KeyBank Facility (See Note 12 for additional information).

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan has a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan are interest-only and due on the first day of each month. The Baseline Loan bears interest at a variable interest rate, which adjusts monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum. As of December 31, 2016, the interest rate was approximately 3.4%, which was based on LIBOR plus 275 basis points.

The Baseline Loan is secured by a first lien deed of trust on the Baseline Property. We may prepay the Baseline Loan at any time, without penalty, in whole or in part. Pursuant to that certain guaranty, dated May 26, 2016, in favor of TCF, we provided a guaranty of the Baseline Loan.

The Baseline Loan contains a number of other customary terms and covenants.

Torbarrie Loan

In connection with the redevelopment of our Torbarrie Property, on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which will allow for borrowings up to approximately $9.7 million CAD. The Torbarrie Loan has a 4-year term beginning the first day of the month following the initial advance under the Torbarrie Loan and monthly payments due under the Torbarrie Loan are interest-only. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 2.7% as of the date the Torbarrie Loan was entered into. The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto. The Torbarrie Loan may be prepaid at any time, without penalty, in whole or in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants. As of December 31, 2016, no amounts were drawn on the Torbarrie Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2016:

2017	$7,647,000
2018	—
2019	5,053,000
2020	—
2021	—
2022 and thereafter	—

Total payments	12,700,000
Non-revolving debt issuance costs, net	(190,692)

Total	$12,509,308

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

During the year ended December 31, 2016, we redeemed the remaining approximately $16 million in Liquidation Amount of the Preferred Units outstanding and approximately $1.5 million in Deferred Distributions owed thereon. No further Preferred Units are outstanding and no further Deferred Distributions are owed, such that we no longer have any remaining obligations related to the Preferred Units.

In connection with entering into the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”), and Amended and Restated Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement (the “First Amendment”). The Second Amended and Restated Limited Partnership Agreement authorized the issuance of additional classes of units of limited partnership interest in the Operating Partnership, established a new series of preferred units of limited partnership interest in the Operating Partnership and set forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same as the original Limited Partnership Agreement. The First Amendment sets forth key terms of the Preferred Units, some of which are discussed below.

The holder of Preferred Units was entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership had the obligation to elect either to (A) pay the holder of the Preferred Units additional distributions monthly in an amount that would accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that would accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). As of December 31, 2015, we had elected to defer the additional distributions and had accrued approximately $0.9 million of such distributions.

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

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

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

As of December 31, 2016, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

As of December 31, 2015, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $255,000 (the “Excess Expenses”). On March 4, 2016, our board of directors, including all of the independent directors, determined that there were unusual and non-recurring factors that were sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are in our first full year of operations and we are still in the acquisition and development stage; (3) the start-up costs associated with our first full year of operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; (4) our average invested assets was low due to us owning between 3 and 12 properties during the four fiscal quarter period; and (5) our focus on acquisition of self storage properties that are not yet stabilized.

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

December 31, 2016, 2015 and 2014

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

Affiliated Dealer Manager

Our Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

As of October 1, 2015, each of our self storage properties located in the United States are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with Extra Space, which provides on-site management of our properties. Such agreements were entered into effective the later of October 1, 2015 or their respective acquisition date. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

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

December 31, 2016, 2015 and 2014

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2015 and 2016, as well as any related amounts payable as of December 31, 2015 and 2016:

	Year Ended December 31, 2015			Year Ended December 31, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$774,212	$748,513	$25,699	$545,696	$561,480	$9,915
Asset management fees	180,060	216,308	—	417,217	409,967	7,250
Property management fees(1)	378,190	446,336	—	565,519	565,519	—
Acquisition expenses	822,798	775,620	117,075	753,090	863,741	6,424
Debt issuance costs	143,773	41,523	102,250	65,015	167,265	—
Capitalized
Debt issuance costs	—	165,542	—	—	—	—
Other assets	20,000	107,405	—	—	—	—
Additional Paid-in Capital
Selling commissions	1,462,535	1,490,534	—	5,348,277	5,348,277	—
Dealer Manager fees	365,634	372,474	5,161	1,474,763	1,380,898	99,026
Stockholder servicing fees(2)	—	—	—	873,133	32,213	840,920
Offering costs	471,519	1,850,917	2,812	431,718	434,530	—

Total	$4,618,721	$6,215,172	$252,997	$10,474,428	$9,763,890	$963,535

(1)	During the years ended December 31, 2015 and 2016, property management fees include approximately $92,000 and approximately $475,000, respectively, of fees paid to the sub-property manager of our properties.
(2)	The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. As of April 21, 2016, the purchase price per share is equivalent to our estimated value per share of $10.05. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of December 31, 2016, we had sold approximately 105,000 shares through our distribution reinvestment plan offering for Class A Shares and approximately 6,000 shares for our Class T Shares.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

There are several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

•	Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or bankruptcy, we may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan, less any prior redemptions.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Since inception, we have received one redemption request for approximately 4,000 shares (approximately $36,000) which was fulfilled in January 2017. Additionally, as of December 31, 2016, we had issued approximately 113,000 shares (approximately $1.1 million) under our distribution reinvestment plan.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

Note 9. Potential Acquisitions

Pembroke Pines, Florida

On February 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that will be developed into a self storage facility located in Pembroke Pines, Florida (the “Pembroke Pines Property”). The Pembroke Pines Property is being developed by the seller into a self storage facility. The purchase price for the Pembroke Pines Property is approximately $15.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Pembroke Pines Property to close in the third or fourth quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Pembroke Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2016 and 2015, respectively:

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$2,072,885	$2,249,591	$2,437,082	$2,554,201
Total operating expenses	2,979,250	2,954,341	2,486,959	2,751,160
Operating loss	(906,365)	(704,750)	(49,877)	(196,959)
Net loss	(1,520,001)	(1,279,833)	(571,599)	(583,941)
Net loss attributable to common shareholders	(2,021,593)	(1,783,520)	(964,435)	(602,913)
Net loss per Class A share-basic and diluted	(0.63)	(0.39)	(0.17)	(0.09)
Net loss per Class T share-basic and diluted	(0.63)	(0.39)	(0.17)	(0.09)

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$951,653	$1,241,755	$1,292,224	$1,371,775
Total operating expenses	1,592,434	1,619,962	1,836,662	2,159,038
Operating loss	(640,781)	(378,207)	(544,438)	(787,263)
Net loss	(834,329)	(590,767)	(758,800)	(1,191,825)
Net loss attributable to common shareholders	(1,302,893)	(1,154,918)	(1,314,402)	(1,693,559)
Net loss per Class A share-basic and diluted	(1.60)	(1.36)	(1.26)	(0.82)
Net loss per Class T share-basic and diluted	—	—	—	(0.82)

As discussed in Note 3, during the fourth quarter of 2015 we completed the purchase price allocations for the properties acquired during the first quarter of 2015. Also during the fourth quarter of 2015 we recognized the cumulative measurement period adjustments in our consolidated statement of operations. If such measurement period adjustments were retroactively recorded they would have had the aggregate impact of increasing depreciation by approximately $6,000, $9,000 and $10,000 and decreasing intangible amortization expense by approximately $45,000, $74,000 and $75,000, respectively related to the first, second and third quarters of 2015. However, as discussed in Note 2, we early adopted ASU 2015-16 in the interim period ended December 31, 2015 and the cumulative measurement period adjustments were recorded in the fourth quarter of 2015.

Also as discussed in Note 3, during the fourth quarter of 2016 we completed the purchase price allocations for the properties acquired during the fourth quarter of 2015, as well as San Antonio II, Stoney Creek, Torbarrie, Baseline and Asheville. Also during the fourth quarter of 2016 we recognized cumulative measurement period adjustments in our consolidated statement of operations. If such measurement period adjustments were retroactively recorded they would have had the aggregate impact of decreasing depreciation by approximately $5,000, $41,000, $40,000 and $40,000 and decreasing intangible amortization expense by approximately $8,000, $76,000, $64,000 and $64,000, respectively related to the fourth quarter of 2015, and first, second and third quarters of 2016. However, as discussed in Note 2, we early adopted ASU 2015-16 in the interim period ended December 31, 2015 and the cumulative measurement period adjustments were recorded in the fourth quarter of 2016.

Note 11. Declaration of Distributions

Cash Distribution Declaration

On December 20, 2016, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on January 1, 2017 and ending March 31, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note 12. Subsequent Events

Completed Acquisitions

Elk Grove Property

On January 13, 2017, we closed on a self storage facility located in Elk Grove Village, Illinois for a purchase price of approximately $10.1 million, plus closing costs and acquisition fees, which was funded by a combination of a draw under the KeyBank Facility, and the remainder from the net proceeds of our Offering. We incurred acquisition fees of approximately $180,000 in connection with the acquisition.

Garden Grove Property

On March 16, 2017, we closed on a self storage facility located in Garden Grove, California for a purchase price of approximately $18.4 million, plus closing costs and acquisition fees, which was with net proceeds of our Offering. We incurred acquisition fees of approximately $320,000 in connection with the acquisition.

Potential Acquisitions

Sarasota Property

On March 1, 2017, we entered into an assignment with our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Sarasota, Florida (the “Sarasota Property”). The purchase price for the Sarasota Property is approximately $7.4 million, plus closing costs and acquisition fees. We expect the acquisition of the Sarasota Property to close in the first or second quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Offering. If we fail to acquire the Sarasota Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

SecureCare Portfolio

On March 2, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of two existing self storage facilities in Asheville, North Carolina (the “SecureCare Portfolio”). The purchase price for the SecureCare Portfolio is approximately $11.0 million, plus closing costs and acquisition fees. We expect the acquisition of the SecureCare Portfolio to close in the second quarter of 2017. We expect to fund such acquisition with a combination of net proceeds from our Offering and/or through a drawdown on credit facilities. If we fail to acquire the SecureCare Portfolio, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Termination of the San Antonio II Purchase and Sale Agreement

On August 24, 2016, one of our subsidiaries executed a purchase and sale agreement (the “San Antonio II Sale Agreement”) with an unaffiliated third party (the “Buyer”) to sell a self storage facility and industrial warehouse/office space included therein located in San Antonio, Texas (the “San Antonio II Property”) for a purchase price of approximately $15.65 million. The Buyer made an earnest money deposit of $250,000.

Under the San Antonio Sale Agreement, the Buyer had the right to terminate the San Antonio Sale Agreement for any reason through September 22, 2017 and to receive a refund of its earnest money. On March 10, 2017, the Buyer delivered written notice to us of its election to terminate the San Antonio Sale Agreement. As a result, the San Antonio Sale Agreement was terminated and we have returned the earnest money to the Buyer.

Storage Auction Program

In March of 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Our sub-property manager in the future may utilize the Auction Company at our properties, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Cash Distribution Declaration

On March 14, 2017, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2017 and ending June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

Offering Status

As of March 17, 2017, in connection with our Primary Offering we had issued approximately 12,529,000 Class A shares of our common stock and approximately 4,265,000 Class T Shares of our common stock for gross proceeds of approximately 134.9 million and approximately 44.9 million, respectively. On February 19, 2017, our board of directors approved the close of our Primary Offering upon us reaching the $200 million threshold in our Primary Offering. See our Current Report on Form 8-K filed with the SEC on February 13, 2017 for more information on the close down of our Primary Offering.

KeyBank Facility

Subsequent to December 31, 2016, we borrowed additional amounts and made additional payments on the KeyBank Facility ultimately bringing our outstanding balance to zero as of March 17, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2016

			Initial Cost to Company					Gross Carrying Amount at December 31, 2016
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Fort Pierce	FL	$401,501	$700,000	$3,060,000	$3,760,000	$101,606		$700,000	$3,161,606	$3,861,606	$(271,548)	2008	7/31/2014
Las Vegas I	NV	962,638	2,180,000	6,865,000	9,045,000	213,580		2,180,000	7,078,580	9,258,580	(603,287)	1999	7/31/2014
Las Vegas II	NV	625,446	1,380,000	4,460,000	5,840,000	175,494		1,380,000	4,635,494	6,015,494	(356,059)	1996	9/29/2014
Colorado Springs	CO	456,182	1,510,000	2,526,875	4,036,875	350,653		1,510,000	2,877,528	4,387,528	(216,505)	1983	1/29/2015
Riverside	CA	244,654	220,000	1,766,875	1,986,875	366,184		220,000	2,133,059	2,353,059	(145,366)	1980	2/05/2015
Stockton	CA	162,102	150,000	1,356,875	1,506,875	52,209		150,000	1,409,084	1,559,084	(108,544)	1984	2/05/2015
Azusa	CA	440,218	1,260,000	2,716,875	3,976,875	257,111		1,260,000	2,973,986	4,233,986	(212,055)	1986	2/05/2015
Romeoville	IL	370,428	480,000	2,766,875	3,246,875	315,872		480,000	3,082,747	3,562,747	(222,888)	1986	2/05/2015
Elgin	IL	102,996	110,000	546,875	656,875	333,735		110,000	880,610	990,610	(61,523)	1986	2/05/2015
San Antonio I	TX	1,113,251	4,069,211	7,122,002	11,191,213	(484,053	)(1)	4,069,211	6,637,949	10,707,160	(239,107)	1998	12/17/2015
Kingwood	TX	815,519	3,622,192	4,162,277	7,784,469	59,134		3,622,192	4,221,411	7,843,603	(162,052)	2001	12/17/2015
Aurora	CO	739,242	1,154,219	5,943,909	7,098,128	11,847		1,154,219	5,955,756	7,109,975	(263,135)	2015	12/17/2015
San Antonio II	TX	1,212,823	2,406,214	9,253,638	11,659,852	4,988		2,406,214	9,258,626	11,664,840	(306,661)	2004	1/06/2016
Stoney Creek – TOR – CAN(2)		—	1,516,032	—	1,516,032	56,894	(3)	1,572,926	—	1,572,926	—	N/A	2/11/2016
Torbarrie – TOR – CAN(2)		—	1,422,904	898,676	2,321,580	(90,480	)(3)	1,368,408	862,692	2,231,100	—	1980	5/17/2016
Phoenix	AZ	5,053,000	710,796	6,512,011	7,222,807	6,499		710,796	6,518,510	7,229,306	(131,793)	2016	5/26/2016
Asheville	NC	—	1,421,684	1,578,316	3,000,000	—		1,421,684	1,578,316	3,000,000	—	1982	12/30/2016

		$12,700,000	$24,313,252	$61,537,079	$85,850,331	$1,731,273		$24,315,650	$63,265,954	$87,581,604	$(3,300,523)

(1)	Insured property damage was incurred at our San Antonio I property during the year ended December 31, 2016. An insurance claim was submitted and will cover the estimated repair costs with the exception of our $25,000 insurance deductible. In accordance with GAAP we have recorded the insurance proceeds in other assets. The property remains open and neither the damage, nor the repair process has or is expected to impact our operations.
(2)	This property is located in Ontario, Canada.
(3)	The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

S-1

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

Activity in real estate facilities during 2016 was as follows:

2016
Real estate facilities
Balance at beginning of year	$60,329,399
Facility acquisitions	25,720,271
Finalized purchase price allocations related to fourth quarter 2015 acquisitions	563,811
Insured property damage(1)	(510,872)
Impact of foreign exchange rate changes	(33,587)
Improvements	1,512,582

Balance at end of year	$87,581,604

Accumulated depreciation
Balance at beginning of year	$1,157,113
Depreciation expense	2,143,410

Balance at end of year	$3,300,523

Construction in process
Balance at beginning of year	$30,808
Additions	2,143,383

Balance at end of year	$2,174,191

Real estate facilities, net	$86,455,272

(1)	Insured property damage was incurred at our San Antonio I property during the year ended December 31, 2016. An insurance claim was submitted and will cover the estimated repair costs with the exception of our $25,000 insurance deductible. In accordance with GAAP we have recorded the insurance proceeds in other assets. The property remains open and neither the damage, nor the repair process has or is expected to impact our operations.

S-2

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

1.1	Amended and Restated Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

1.2	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Growth Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-193480

10.1	Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.2	Second Amended and Restated Advisory Agreement by and among Strategic Storage Growth Trust, Inc., SS Growth Operating Partnership, L.P. and SS Growth Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, Commission File No. 333-193480

10.3	Strategic Storage Trust II, Inc. Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-193480

10.4	Employee and Director Long-Term Incentive Plan of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, Commission File No. 333-193480

10.5	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P. establishing Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.6	Series A Cumulative Redeemable Preferred Unit Purchase Agreement, incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.7	Credit Agreement with KeyBank, N.A. dated July 31, 2014, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.8	Six Property Portfolio Purchase and Sale Agreement, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

Exhibit No.	Description

10.9	Partial Assignment for one Property of the Six Property Portfolio, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.10	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.11	Baseline Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 5, 2015, Commission File No. 333-193480

10.12	Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

10.13	Arrington Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2015, Commission File No. 333-193480

10.14	Storage Spot Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2015, Commission File No. 333-193480

10.15	Assignment of the Burlington and Milton Properties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 19, 2015, Commission File No. 333-193480

10.16	Second Amendment to Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 22, 2015, Commission File No. 333-193480

10.17	Assignment of Oakville Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2016, Commission File No. 333-193480

10.18	San Antonio Sale Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 29, 2016, Commission File No. 000-55616

10.19	Garden Grove Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 26, 2017, Commission File No. 000-55616

21.1	Subsidiaries of Strategic Storage Growth Trust, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the Year Ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.