Form 10-Q
period 2017-03-31
Strategic Storage Growth Trust, Inc.
filed 2017-05-12
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, there were 18,620,652 outstanding shares of Class A common stock and 7,460,661 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facilities:
Land	$30,108,291	$24,315,650
Buildings	80,681,282	57,722,965
Site improvements	5,583,269	5,542,989

	116,372,842	87,581,604
Accumulated depreciation	(3,970,128)	(3,300,523)

	112,402,714	84,281,081
Construction in process	2,839,546	2,174,191

Real estate facilities, net	115,242,260	86,455,272
Cash and cash equivalents	85,027,632	3,642,631
Other assets, net	8,023,979	3,156,769
Debt issuance costs, net	155,254	292,160
Intangible assets, net	197,555	391,143

Total assets	$208,646,680	$93,937,975

LIABILITIES AND EQUITY
Secured debt, net	$4,854,773	$12,509,308
Accounts payable and accrued liabilities	1,627,650	1,499,984
Due to affiliates	3,613,033	963,535
Distributions payable	566,058	305,764

Total liabilities	10,661,514	15,278,591

Commitments and contingencies (Note 8)
Redeemable common stock	1,650,898	1,086,603

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 16,678,676 and 8,607,246 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	16,678	8,607
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 5,992,046 and 1,716,957 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	5,992	1,717
Additional paid-in capital	213,538,960	92,442,198
Distributions	(3,310,630)	(2,010,167)
Accumulated deficit	(13,745,687)	(12,655,490)
Accumulated other comprehensive income	(106,662)	(153,079)

Total Strategic Storage Growth Trust, Inc. equity	196,398,651	77,633,786

Noncontrolling interests in our Operating Partnership	(64,383)	(61,005)

Total equity	196,334,268	77,572,781

Total liabilities and equity	$208,646,680	$93,937,975

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Self storage rental revenue	$2,686,487	$2,055,181
Ancillary operating revenue	17,944	17,704

Total revenues	2,704,431	2,072,885

Operating expenses:
Property operating expenses	1,149,496	909,932
Property operating expenses – affiliates	299,327	218,826
General and administrative	581,134	581,881
Depreciation	679,105	502,495
Intangible amortization expense	198,588	392,319
Acquisition expense – affiliates	609,019	305,911
Other property acquisition expenses	102,806	67,886

Total operating expenses	3,619,475	2,979,250

Operating loss	(915,044)	(906,365)
Other income (expenses):
Interest expense	(15,100)	(440,268)
Interest expense – debt issuance costs	(148,239)	(173,597)
Other	(13,209)	229

Net loss	(1,091,592)	(1,520,001)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(484,055)
Less: Accretion of preferred equity costs	—	(29,967)
Net loss attributable to the noncontrolling interests in our Operating Partnership	1,395	12,430

Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,090,197)	$(2,021,593)

Net loss per Class A share—basic and diluted	$(0.08)	$(0.63)
Net loss per Class T share—basic and diluted	$(0.08)	$(0.63)

Weighted average Class A shares outstanding—basic and diluted	10,981,585	3,168,283
Weighted average Class T shares outstanding—basic and diluted	2,948,658	49,849

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,091,592)	$(1,520,001)
Other comprehensive income:
Foreign currency translation adjustments	46,417	115,447

Comprehensive loss	(1,045,175)	(1,404,554)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(484,055)
Less: Accretion of preferred equity costs	—	(29,967)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	1,328	11,715

Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,043,847)	$(1,906,861)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	8,607,246	$8,607	1,716,957	$1,717	$92,442,198	$(2,010,167)	$(12,655,490)	$(153,079)	$77,633,786	$(61,005)	$77,572,781	$1,086,603
Gross proceeds from issuance of common stock	8,024,211	8,024	4,264,922	4,265	133,469,018	—	—	—	133,481,307	—	133,481,307	—
Offering costs	—	—	—	—	(12,377,671)	—	—	—	(12,377,671)	—	(12,377,671)	—
Changes to redeemable common stock	—	—	—	—	(617,426)	—	—	—	(617,426)	—	(617,426)	617,426
Redemptions of common stock	(4,050)	(4)	—	—	—	—	—	—	(4)	—	(4)	(53,131)
Distributions ($0.10 per share)	—	—	—	—	—	(1,300,463)	—	—	(1,300,463)	—	(1,300,463)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,983)	(1,983)	—
Issuance of shares for distribution reinvestment plan	51,269	51	10,167	10	617,365	—	—	—	617,426	—	617,426	—
Stock based compensation expense	—	—	—	—	5,476	—	—	—	5,476	—	5,476	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(1,090,197)	—	(1,090,197)	—	(1,090,197)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,395)	(1,395)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	46,417	46,417	—	46,417	—

Balance as of March 31, 2017	16,678,676	$16,678	5,992,046	$5,992	$213,538,960	$(3,310,630)	$(13,745,687)	$(106,662)	$196,398,651	$(64,383)	$196,334,268	$1,650,898

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,091,592)	$(1,520,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,025,932	1,028,660
Expense related to restricted stock compensation	5,476	3,906
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(870,895)	(359,176)
Accounts payable and accrued liabilities	(56,059)	(11,961)
Due to affiliates	75,189	489,279

Net cash used in operating activities	(911,949)	(369,293)

Cash flows from investing activities:
Purchase of real estate	(28,100,000)	(13,805,055)
Additions to real estate	(722,387)	(329,719)
Deposits on acquisitions of real estate facilities	(575,000)	(253,126)
Return of deposits on acquisition of real estate facilities	—	331,714

Net cash used in investing activities	(29,397,387)	(14,056,186)

Cash flows from financing activities:
Principal payments of revolving secured debt	(12,647,000)	(5,302,901)
Proceeds from issuance of revolving secured debt	5,000,000	7,950,000
Gross proceeds from issuance of common stock	129,647,363	11,371,743
Redemption of common stock	(36,450)	—
Offering costs	(9,820,849)	(1,196,662)
Debt issuance costs	(18,218)	(54,921)
Distributions paid to preferred unitholders in our Operating Partnership	—	(276,906)
Distributions paid to common stockholders	(422,745)	(37,736)
Distributions paid to noncontrolling interests	(1,981)	(978)

Net cash provided by financing activities	111,700,120	12,451,639
Impact of foreign exchange rate changes on cash	(5,783)	—

Net change in cash and cash equivalents	81,385,001	(1,973,840)
Cash and cash equivalents, beginning of period	3,642,631	6,600,046

Cash and cash equivalents, end of period	$85,027,632	$4,626,206

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$139,361	$386,120
Interest capitalized	$93,051	$11,630
Supplemental disclosure of noncash activities:
Proceeds from issuance of common stock in other assets	$4,648,961	$122,246
Offering costs included in accounts payable and accrued liabilities	$—	$115,424
Offering costs included in due to affiliates	$2,718,126	$19,117
Distributions payable to preferred unitholders in our Operating Partnership	$—	$299,840
Stock distributions of common stock	$—	$20
Issuance of shares pursuant to distribution reinvestment plan	$617,426	$81,329
Redemptions of common stock	$53,131	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority owner and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continued to serve on the executive management team for our Sponsor. In addition, our management team at the time of the Merger continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

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

On January 20, 2015 we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2017, we had sold approximately 16.6 million Class A Shares and approximately 6.0 million Class T Shares in our Public and Private Offerings for gross proceeds of approximately $178.4 million and approximately $63.1 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of March 31, 2017 we owned 19 self storage facilities located in eight states (Arizona, California, Colorado, Florida, Illinois, Nevada, North Carolina and Texas) and Canada (the Greater Toronto Area).

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which was three years after the effective date of our initial public offering. Our board of directors reserved the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. The close down of our Primary Offering occurred on March 31, 2017, which close down was approved by our board of directors. In connection with the close down, we accepted

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

subscription agreements only if they were received by our transfer agent, DST Systems, Inc., on or before the close of business on March 31, 2017 (the “Close Date”). For non-qualified account subscriptions received by the Close Date, such accounts had to be in good order and generally be fully funded no later than the close of business on April 7, 2017. For qualified account and other custodial account subscriptions received by the Close Date, such subscriptions had to be in good order no later than the close of business on April 7, 2017 and the funds must generally be received no later than the close of business on May 12, 2017. Investors who submitted subscriptions in accordance with the above procedures and are accepted by us will be admitted as stockholders effective as of March 31, 2017 and will be entitled to distributions as of that date.

On April 13, 2017, our board of directors, upon recommendation of its nominating and corporate governance committee, approved an estimated value per share of our common stock of $11.56 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016. See our Current Report on Form 8-K filed with the SEC on April 17, 2017 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As a result of the calculation of our estimated value per share, effective in May 2017, shares sold pursuant to our distribution reinvestment plan will prospectively be sold at the estimated value per share of our common stock of $11.56 per share for Class A and Class T Shares.

On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of March 31, 2017, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 0.1% of the common units are owned by our Advisor. Our Operating Partnership previously issued approximately 700,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $17.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2016, we had redeemed all of the Preferred Units.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to our Primary Offering. Our Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

March 31, 2017

(Unaudited)

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary.

As of March 31, 2017 and December 31, 2016, we had not entered into other contracts/interests that would be deemed to be variable interests in VIEs.

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

March 31, 2017

(Unaudited)

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $5,000 and $0.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. During the three months ended March 31, 2017 and 2016, we expensed approximately $0.7 million and $0.4 million, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2017 and 2016, no impairment losses were recognized.

Real Estate Held for Sale

We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale is classified as “real estate held for sale” in the accompanying consolidated financial statements for the periods when it was held for sale. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on our consolidated statements of operations, consistent with current accounting guidance.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2017 and December 31, 2016, the gross amounts allocated to in-place lease intangibles were approximately $2.7 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $2.5 million and approximately $2.3 million, respectively.

The total estimated amortization expense of intangible assets for the year ending December 31, 2017, is approximately $0.2 million, and none for the years thereafter.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such amount as of March 31, 2017 and December 31, 2016 totaled approximately $0.2 million and approximately $0.3 million, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amounts as of March 31, 2017 and December 31, 2016 totaled approximately $0.2 million and approximately $0.2 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2017, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A shares and Class T shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent the due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T shares as an offering cost.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheet.

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

For the three months ended March 31, 2017, we received redemption requests totaling approximately 6,000 shares and approximately $53,000. Such requests were fulfilled in April 2017. For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares and approximately $36,000. Such request was fulfilled in January 2017.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

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

March 31, 2017

(Unaudited)

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of March 31, 2017 and December 31, 2016, we did not have any restricted cash. We are in the process of evaluating the impact the adoption will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. We are in the process of evaluating the impact the adoption will have on our consolidated financial statements. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. The adoption of this guidance will likely result in a decrease in acquisition related costs being expensed, as our acquisition of real estate properties will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2017:

Real estate facilities
Balance at December 31, 2016	$87,581,604
Facility acquisitions	28,495,000
Impact of foreign exchange rate changes	33,248
Improvements and additions	262,990

Balance at March 31, 2017	$116,372,842

Accumulated depreciation
Balance at December 31, 2016	$(3,300,523)
Depreciation expense	(669,605)

Balance at March 31, 2017	$(3,970,128)

The following table summarizes the purchase price allocation for our acquisitions during the three months ended March 31, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2017 Revenue (2)	2017 Property Operating Loss(3)
Elk Grove – IL(4)	01/13/17	$10,095,000	$5,000	$10,100,000	$—	$61,184	$(39,954)
Garden Grove – CA(5)	03/16/17	18,400,000	—	18,400,000	—	3,275	(11,402)

Total		$28,495,000	$5,000	$28,500,000	$—	$64,459	$(51,356)

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating loss excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)	We acquired the Elk Grove Property, a lease-up property, with initial occupancy of approximately 32%. The property’s occupancy has increased to approximately 41% as of March 31, 2017.
(5)	We acquired the Garden Grove Property, a lease-up property, with initial occupancy of approximately 9%. The property’s occupancy has increased to approximately 14% as of March 31, 2017.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2017, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.5 million for the three months ended March 31, 2017.

Note 4. Pro Forma Financial Information

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the three months ended March 31, 2017 and 2016 as if our acquisitions completed during 2016 and 2017 were completed as of January 1, 2016. This pro forma information does not purport to represent what our actual results of operations would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
Pro forma revenue	$2,714,090	$2,085,925
Pro forma operating expenses	(3,060,696)	(2,735,968)
Pro forma net loss attributable to common stockholders	(527,693)	(1,771,030)

The pro forma financial information for the three months ended March 31, 2017 and 2016 were adjusted to exclude approximately $0.6 million and $0.3 million, respectively, for acquisition related expenses.

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

The KeyBank Facility has an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow. As of March 31, 2017, the interest rate was approximately 4.25%, which was based on LIBOR plus 325 basis points.

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

As of December 31, 2016, the outstanding principal balance under the KeyBank Facility was approximately $7.6 million. On January 11, 2017, we borrowed $5 million to partially fund the acquisition of the Elk Grove property and subsequently paid off the full balance of the KeyBank Facility. As of March 31, 2017, there was no outstanding principal balance under the KeyBank Facility.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan has a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan are interest-only and due on the first day of each month. The Baseline Loan bears interest at a variable interest rate, which adjusts monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum. As of March 31, 2017, the interest rate was approximately 3.53%, which was based on LIBOR plus 275 basis points.

The Baseline Loan is secured by a first lien deed of trust on the Baseline Property. We may prepay the Baseline Loan at any time, without penalty, in whole or in part. Pursuant to that certain guaranty, dated May 26, 2016, in favor of TCF, we provided a guaranty of the Baseline Loan.

The Baseline Loan contains a number of other customary terms and covenants.

The Torbarrie Loan

In connection with the redevelopment of one of our properties in Toronto, Canada (the “Torbarrie Property”), on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which will allow for borrowings up to approximately $9.7 million CAD. The Torbarrie Loan has a 4-year term beginning the first day of the month following the initial advance under the Torbarrie Loan and monthly payments due under the Torbarrie Loan are interest-only. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 2.7% as of March 31, 2017. The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto. The Torbarrie Loan may be prepaid at any time, without penalty, in whole or in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants. As of March 31, 2017, no amounts were drawn on the Torbarrie Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2017:

2017	$—
2018	—
2019	5,053,000
2020	—
2021	—
2022 and thereafter	—

Total payments	5,053,000
Non-revolving debt issuance costs, net	(198,227)

Total	$4,854,773

Note 6. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On July 31, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with the Preferred Investor. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $18.1 million through a preferred equity investment in our Operating Partnership (the “Investment”), to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 724,000 Preferred Units, each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Note 7. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs incurred in connection with the Primary Offering consisted of all expenses (other than sales commissions, dealer manager fees and stockholder servicing fees) to be paid by us in connection with the Primary Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Primary Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, our Advisor must reimburse us within 60 days after the end of the month which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

and offering costs from the Primary Offering; provided, however, pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Pursuant to the Advisory Agreement, our Advisor receives acquisition fees equal to 1.75% , of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses incurred by our Advisor. Our Advisor also receives a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of our average invested assets, as defined in the Advisory Agreement. We also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor may reallow a portion of the financing fee to a third party in the event such party assists us in arranging such financing.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquired our first real estate asset, pursuant to the Advisory Agreement, our Advisor became obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

For the three months ended March 31, 2017 and December 31, 2016, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A shares and Class T shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering.

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

Property Management Agreement

Each of our self storage properties are subject to separate property management agreements with our Property Manager. For properties located in the United States, our Property Manager has entered into sub-property management agreements with Extra Space, which provides on-site management of such properties. Such agreements were entered into effective the later of October 1, 2015 or their respective acquisition date. Under the property management agreements for properties located in the United States, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Property Manager and Extra Space are substantially the same as the property management agreements between us and our Property Manager. Under the sub-property management agreements, our Property Manager pays Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreements also have a three year term and automatically renew for successive one year periods thereafter, unless our Property Manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our Property Manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, our Property Manager may terminate a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space may terminate a sub-property management agreement on 60 days prior written notice to our Property Manager.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2016 and the three months ended March 31, 2017, as well as any related amounts payable as of December 31, 2016 and March 31, 2017:

	Year Ended December 31, 2016			Three Months Ended March 31, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$545,696	$561,480	$9,915	$216,773	$133,748	$92,940
Asset management fees	417,217	409,967	7,250	131,461	134,910	3,801
Property management fees(1)	565,519	565,519	—	167,866	167,866	—
Acquisition expenses	753,090	863,741	6,424	609,019	613,406	2,037
Debt issuance costs	65,015	167,265	—	—	—	—
Additional Paid-in Capital
Selling commissions	5,348,277	5,348,277	—	7,401,788	7,401,788	—
Dealer Manager fees	1,474,763	1,380,898	99,026	2,520,397	2,088,441	530,982
Stockholder servicing fees(2)	873,133	32,213	840,920	2,193,895	51,542	2,983,273
Offering costs	431,718	434,530	—	111,402	111,402	—

Total	$10,474,428	$9,763,890	$963,535	$13,352,601	$10,703,103	$3,613,033

(1)	During the year ended December 31, 2016, and three months ended March 31, 2017, property management fees include approximately $475,000 and $105,000, respectively, of fees paid to the sub-property manager of our properties.
(2)	We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

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

Tenant Protection Plan

During the first quarter of 2016, in connection with our acquisition of a property located in Canada, our board of directors approved our participation in a tenant protection plan pursuant to which we receive 50% of the net revenues generated for each tenant protection plan purchased by a customer at our Canadian properties and our Property Manager receives the other 50% of such net revenues.

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, shares sold pursuant to our distribution reinvestment plan will be sold at the new estimated

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

value per share of $11.56 per Class A Share or Class T Share beginning in May 2017. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of March 31, 2017, we had sold approximately 158,000 Class A shares and approximately 16,000 Class T Shares through our distribution reinvestment plan offering.

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

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the per share amount the stockholder paid for their shares or the price per share in the current offering. The Redemption Amount for shares received as a stock distribution shall be equal to the lesser of the per share amount you paid for your original shares purchased or the price per share in the current offering. The length of time shares received as a stock distribution are held will be based on the date such stock distribution was declared. In addition, the redemption price per share will be adjusted for any stock combinations, splits and recapitalizations with respect to shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our board of directors. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

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

March 31, 2017

(Unaudited)

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

For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares (approximately $36,000) which was fulfilled in January 2017. For the three months ended March 31, 2017, we received redemption requests totaling approximately 6,000 shares (approximately $53,000) which were fulfilled in April 2017. As of March 31, 2017, we had issued approximately 174,000 shares (approximately $1.7 million) under our distribution reinvestment plan.

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

Note 9. Potential Acquisitions

Pembroke Pines, Florida

On February 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Pembroke Pines, Florida (the “Pembroke Pines Property”). The purchase price for the Pembroke Pines Property is approximately $15.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Pembroke Pines Property to close in the third or fourth quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Pembroke Pines Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Sarasota Property

On March 1, 2017, we entered into an assignment with our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Sarasota, Florida (the “Sarasota Property”). The purchase price for the Sarasota Property is approximately $6.7 million, plus closing costs and acquisition fees. The purchase price includes a provision for an additional purchase price payment of up to $0.7 million that could become due based upon the property exceeding certain performance hurdles in its third year of operations. We expect the acquisition of the Sarasota Property to close in the second quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Sarasota Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Total revenues	$2,072,885	$2,249,591	$2,437,082	$2,554,201	$2,704,431
Total operating expenses	2,979,250	2,954,341	2,486,959	2,751,160	3,619,475
Operating loss	(906,365)	(704,750)	(49,877)	(196,959)	(915,044)
Net loss	(1,520,001)	(1,279,833)	(571,599)	(583,941)	(1,091,592)
Net loss attributable to the common stockholders	(2,021,593)	(1,783,520)	(964,435)	(602,913)	(1,090,197)
Net loss per Class A share-basic and diluted	(0.63)	(0.39)	(0.17)	(0.09)	(0.08)
Net loss per Class T share-basic and diluted	(0.63)	(0.39)	(0.17)	(0.09)	(0.08)

Note 11. Declaration of Distributions

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

Note 12. Subsequent Events

Completed Acquisitions

Asheville Portfolio

On May 11, 2017, we closed on two existing self storage facilities in Asheville, North Carolina (the “Asheville Portfolio”) for a purchase price approximately $10.3 million, plus closing costs and acquisition fees, which was funded with the net proceeds of our Offering. We incurred acquisition fees of approximately $180,000 in connection with the acquisition.

Potential Acquisitions

Riggs Road Property

On April 5, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Gilbert, AZ (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the second or third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Riggs Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Wando Park Property

On May 9, 2017, we entered into an assignment with our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Mt. Pleasant, SC (the “Wando Park Property”). The purchase price for the Wando Park Property is approximately $5.7 million, plus closing costs and acquisition fees. The purchase price includes a provision for an additional purchase price payment of up to approximately $0.5 million that could become due based upon the property exceeding certain performance hurdles in its third year of operations. We expect the acquisition of the Wando Park Property to close in the second or third quarter of 2017. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Wando Park Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Deer Springs Property

On May 9, 2017, we entered into an assignment with our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Las Vegas, NV (the “Deer Springs Property”). The purchase price for the Deer Springs Property is approximately $9.2 million, plus closing costs and acquisition fees. We expect the acquisition of the Deer Springs Property to close in the first or second quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Deer Springs Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Stoney Creek Loan

On May 3, 2017, a subsidiary of our Operating Partnership which owns our property in the Stoney Creek area of Toronto, Canada (the “Stoney Creek Property”) entered into a construction loan agreement which allows for borrowings up to approximately $7.5 million CAD (the “Stoney Creek Loan”). The Stoney Creek Loan has a maturity date four years from the first day of the month following the initial advance. Payments due under the Stoney Creek Loan are initially interest-only and due in arrears on the first day of each month. The Stoney Creek Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Stoney Creek loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Stoney Creek Loan will bear interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Stoney Creek loan agreement), which was approximately 2.7% as of the date the loan was entered into (in no event will the interest rate fall below 4.65% per annum).

The Stoney Creek Loan is secured by a first lien deed of trust on the Stoney Creek Property and is fully guaranteed by us. We may prepay the Stoney Creek Loan at any time, without penalty, in whole but not in part.

The Stoney Creek Loan contains a number of other customary terms and covenants.

Offering Status

As of May 5, 2017, in connection with our Primary Offering, we had issued approximately 17,540,000 Class A shares of our common stock and approximately 7,436,000 Class T Shares of our common stock for gross proceeds of approximately $190.0 million and approximately $78.2 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On January 20, 2015, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On September 28, 2015, we revised our Public Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2017, we had sold approximately 16.6 million Class A Shares and approximately 6.0 million Class T Shares in our Public and Private Offerings for gross proceeds of approximately $178.4 million and approximately $63.1 million, respectively. We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which was three years after the effective date of our initial public offering. Our board of directors reserved the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. The close down of our Primary Offering occurred on March 31, 2017, which close down was approved by our board of directors. In connection with the close down, we accepted subscription agreements only if they were received by our transfer agent, DST Systems, Inc., on or before the close of business on March 31, 2017 (the “Close Date”). For non-qualified account subscriptions received by the Close Date, such accounts had to be in good order and generally be fully funded no later than the close of business on April 7, 2017. For qualified account and other custodial account subscriptions received by the Close Date, such subscriptions had to be in good order no later than the close of business on April 7, 2017 and the funds must generally be received no later than the close of business on May 12, 2017. Investors who submitted subscriptions in accordance with the above procedures and are accepted by us will be admitted as stockholders effective as of March 31, 2017 and will be entitled to distributions as of that date.

On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders.

As of March 31, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	7.5%	N/A	(3)	5.8%
California	4	2,790	268,600	21.4%	96.8	%(3)	20.4%
Colorado	2	1,120	121,300	9.7%	82.9%		10.9%
Florida	1	770	88,400	7.1%	96.0%		6.9%
Illinois	3	1,890	198,300	15.9%	89.7	%(3)	11.6%
Nevada	2	2,250	260,100	20.8%	92.6%		19.2%
North Carolina(4)	1	650	72,000	N/A (4)	N/A	(4)	N/A (4)
Texas	3	1,400	220,200	17.6%	91.0%		25.2%
Toronto, Canada(4)	2	1,680	166,600	N/A (4)	N/A	(4)	N/A (4)

Total	19	13,390	1,489,500	100%	91.8%		100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 480 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 142,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2017. We acquired the Baseline Property in Arizona on May 26, 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 68% as of March 31, 2017. We acquired the Elk Grove Property in Illinois on January 13, 2017 with occupancy of approximately 32%. The property’s occupancy has increased to approximately 41% as of March 31, 2017. We acquired the Garden Grove Property in California on March 16, 2017 with occupancy of approximately 9%. The property’s occupancy has increased to approximately 14% as of March 31, 2017. Baseline, Elk Grove and Garden Grove were excluded from the physical occupancy statistics above.
(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of March 2017.

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

As of March 31, 2017 and March 31, 2016, we owned 19 and 14 self storage properties, respectively. Certain properties we acquired with low existing physical occupancy or upon issuance of a certificate of occupancy, we refer to as “lease-up” properties. Generally, such lease-up properties initially have a negative impact on our results. Our operating results for the three months ended March 31, 2016 include full quarter results for 12 operating self storage properties plus partial quarter results for one operating self storage property acquired during the first quarter of 2016, while our operating results for the three months ended March 31, 2017 include full quarter results for 14 operating self storage properties plus partial quarter results for two lease-up self storage properties acquired during the first quarter of 2017; therefore, we believe there is little basis for comparison between the three months ended March 31, 2017 and 2016. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

Total Revenue

Total revenue for the three months ended March 31, 2017 and 2016 was approximately $2.7 million and $2.1 million, respectively. The increase in total revenues arose primarily from increased same-store revenues (approximately $350,000 or 20%), the inclusion of a full three months of results for the two self storage properties acquired during 2016 and, to a lesser extent, the partial results from the two lease-up self storage properties acquired during the first quarter of 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2017 and 2016 were approximately $1.1 million and $0.9 million, respectively. Property operating expenses include the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full three months of results for the two operating self storage properties acquired during 2016 and, to a lesser extent, the partial results from the two lease-up self storage properties acquired during the first quarter of 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2017 and 2016 were approximately $0.3 million and $0.2 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of results for a full three months of the two operating self storage properties acquired during 2016 and, to a lesser extent, the partial results from the two operating self storage properties acquired during the first quarter of 2017. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 and 2016 were approximately $0.6 million and $0.6 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2017 and 2016 were approximately $0.9 million and $0.9 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2017 and 2016 were approximately $0.6 million and $0.3 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2017 and 2016 were approximately $0.1 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was approximately $15,000 and $440,000, respectively. The decrease in interest expense is attributable to the principal payments made on the KeyBank Facility during the first quarter of 2017 resulting in no outstanding balance as of March 31, 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Debt Issuance Costs Expense

Debt issuance costs expense for the three months ended March 31, 2017 and 2016 was approximately $148,000 and $174,000, respectively. We expect debt issuance costs expense to increase commensurate with our future financing activity.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the preferred unitholder (the “Preferred Unitholder”) in SS Growth Operating Partnership, L.P., our operating partnership (the “Operating Partnership”), for the three months ended March 31, 2017 and 2016 were none and approximately $0.5 million, respectively. The decrease in distributions to the Preferred Unitholder is attributable to the full redemption of such Preferred Units in December 2016.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016, excluding one lease-up property we owned as of January 1, 2016) for the three months ended March 31, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017		2016	% Change
Revenue(1)	$2,081,196	$1,732,347	20.1%	$623,235	$340,538	N/M	$2,704,431		$2,072,885	30.5%
Property operating expenses(2)	836,920	836,617	0.0%	480,442	200,641	N/M	1,317,362		1,037,258	27.0%

Operating income	$1,244,276	$895,730	38.9%	$142,793	$139,897	N/M	$1,387,069		$1,035,627	33.9%

Number of facilities	11	11		8	3		19		14
Rentable square feet(3)	837,000	837,000		652,500	224,500		1,489,500		1,061,500
Average physical occupancy(4)	93.2%	84.1%		N/M	N/M		81.3	%(6)	84.1%
Annualized rent per occupied square foot(5)	$11.51	$10.65		N/M	N/M		$11.59		$11.03

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)	Of the total rentable square feet, parking represented approximately 142,000 and approximately 106,000 as of March 31, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 79,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.
(6)	Decrease in average physical occupancy for the quarter ended March 31, 2017 as compared to March 31, 2016 is a result of our acquisition of three lease-up properties subsequent to March 31, 2016.

Our increase in same-store revenue of approximately $0.3 million was primarily the result of increased average physical occupancy of approximately 9.0% and increased rent per occupied square foot of approximately 8.1% for the three months ended March 31, 2017 over the three months ended March 31, 2016.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Diminution in value may occur if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or other measures necessary to maintain the assets are not undertaken. However, we believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, in the determination of FFO, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying value, or book value, exceeds the total estimated undiscounted future cash flows (including net rental revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Testing for impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations; it could be difficult to recover any impairment charges through the eventual sale of the property. To date, we have not recognized any impairments.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, assists in providing a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss).

However, FFO or modified funds from operations (“MFFO”), discussed below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operational performance and is, therefore, given more prominence than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our Offering, we will use the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Primary Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds From Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to straight line rents and amortization of above or below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate related investments; mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments relating to contingent purchase price obligations included in net income, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations. In addition, we view fair value adjustments of derivatives and the amortization of fair value adjustments related to debt as items which are unrealized and may not ultimately be realized or as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-traded REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-traded REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our Offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO. The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for each of the periods presented below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders(1)	$(1,090,197)	$(2,021,593)
Add:
Depreciation	669,605	498,376
Amortization of intangible assets	198,588	392,319
Deduct:
Adjustment for noncontrolling interests	(1,210)	(5,247)

FFO	(223,214)	(1,136,145)
Other Adjustments:
Acquisition expenses(2)	711,825	373,797
Adjustment for noncontrolling interests	(960)	(2,553)

MFFO	$487,651	$(764,901)

As discussed above, amongst other factors our results of operations for the three months ended March 31, 2017 and 2016 have been significantly impacted by a favorable increase in same store results of approximately $0.3 million, a decrease in interest expense of approximately $0.4 million, and a decrease in distributions to preferred interest holders of approximately $0.5 million. The information below should be read in conjunction with the discussion regarding the acquisitions and the table above.

(1)	Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders for the three months ended March 31, 2017 and 2016 included none and approximately $0.5 million, respectively, in distributions to Preferred Unitholders in our Operating Partnership and none and approximately $30,000, respectively, in accretion of preferred equity costs. As of December 31, 2016, we had redeemed all of the Preferred Units.
(2)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $148,000 and $174,000, respectively, were recognized for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Net cash flow provided by (used in):
Operating activities	$(911,949)	$(369,293)	$(542,656)
Investing activities	(29,397,387)	(14,056,186)	(15,341,201)
Financing activities	111,700,120	12,451,639	99,248,481

Cash flows used in operating activities for the three months ended March 31, 2017 and 2016 were approximately $0.9 million and $0.4 million, respectively, a change of approximately $0.5 million. The change in cash used in our operating activities is primarily the result of incurring a smaller net loss, adjusted for depreciation and amortization and changes in balance sheet accounts, primarily other assets and amounts due to affiliates.

Cash flows used in investing activities for the three months ended March 31, 2017 and 2016 were approximately $29.4 million and $14.1 million, respectively, an increase in the use of cash of approximately $15.3 million. The change in cash used in investing activities primarily relates to an increase in cash consideration paid for the purchase of real estate.

Cash flows provided by financing activities for the three months ended March 31, 2017 and 2016 were approximately $111.7 million and $12.5 million, respectively, a change of approximately $99.2 million. The increase in cash provided by financing activities over the prior period was primarily the result of an increase of approximately $109.6 million from the net proceeds from the issuance of common stock, primarily offset by net principal payments of revolving secured debt of approximately $10.3 million.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific costs. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Distributions paid in cash—common stockholders	$422,745		$37,736
Distributions paid in cash—Operating Partnership unitholders	1,981		978
Distributions paid in cash—preferred unitholders	—		276,906
Distributions reinvested	617,426		81,329

Total distributions	$1,042,152		$396,949

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	424,726	40.8%	315,620	79.5%
Offering proceeds from distribution reinvestment plan	617,426	59.2%	81,329	20.5%

Total sources	$1,042,152	100.0%	$396,949	100.0%

From our inception through March 31, 2017, we paid cumulative distributions of approximately $6.4 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative net loss attributable to our common stockholders of approximately $13.7 million. For the three months ended March 31, 2017, we paid distributions of approximately $1.0 million, as compared to a net loss attributable to our common stockholders of approximately $1.1 million. Net loss attributable to our common stockholders for the three months ended March 31, 2017 reflects non-cash depreciation and amortization of approximately $1.0 million, and acquisition related expenses of approximately $0.7 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $7.7 million, acquisition related expenses of approximately $3.4 million, and distributions to preferred unitholders of approximately $3.7 million.

For the three months ended March 31, 2017, we paid total distributions of approximately $1.0 million. For the three months ended March 31, 2016, we paid total distributions of approximately $0.4 million. From our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, the payment of distributions was paid 4.1% from cash flow from operations and 95.9% from offering proceeds. For the three months ended March 31, 2017, the payment of distributions was paid solely from offering proceeds.

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

Indebtedness

As of March 31, 2017, we had approximately $5.1 million of outstanding consolidated indebtedness. As of March 31, 2017, all of our total consolidated indebtedness was at variable rates. On August 1, 2016, our Operating Partnership purchased an interest rate cap with a notional amount of $35 million, such that in no event will our interest rate exceed 5.25% thereon through August 1, 2017. See Note 5 – Secured Debt – KeyBank Facility – of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Offering, including our DRP Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt; we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017:

		Payments due during the years ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage interest(1)	$386,958	$133,947	$253,011	$—	$—
Mortgage principal	5,053,000	—	5,053,000	—	—

Total contractual obligations	$5,439,958	$133,947	$5,306,011	$—	$—

(1)	The interest expense was calculated based on the rate of 3.53% which was in effect as of March 31, 2017.

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

As of March 31, 2017, our debt consisted of approximately $5.1 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2017:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	$5,053,000	—	—	—	$5,053,000
Average interest rate(1)	3.53%	3.53%	3.53%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2017.

We incurred a net loss of approximately $1.1 million for the three months ended March 31, 2017. Our accumulated deficit was approximately $13.7 million as of March 31, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, the payment of distributions was paid 4.1% from cash flow from operations and 95.9% from offering proceeds. For the three months ended March 31, 2017, the payment of distributions was paid solely from offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may only calculate the value per share for our shares annually and, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

On April 13, 2017, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $11.56. Our board of directors approved this estimated value per share pursuant to recent amendments to rules promulgated by FINRA, which require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we break escrow in our offering. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2016. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2016. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2017, we had sold approximately 15.8 million Class A Shares and approximately 6.0 million Class T Shares in our Public Offering for gross proceeds of approximately $170.5 million and approximately $63.1 million, respectively. From this amount, we incurred approximately $21.6 million in selling commissions and dealer manager fees (of which approximately $17.2 million was re-allowed to third party broker-dealers), and approximately $2.6 million in organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $97.7 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. For the three months ended March 31, 2017, we received redemption requests totaling approximately 6,000 shares and approximately $53,000. For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares and approximately $36,000. Such request was fulfilled in January 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Growth Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on May 5, 2017, Commission File No. 333-217716

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on May 5, 2017, Commission File No. 333-217716

10.1	Garden Grove Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 26, 2017, Commission File No. 000-55616

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the Three Months Ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC.
(Registrant)

Dated: May 12, 2017	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)