Form 10-Q
period 2017-06-30
Strategic Storage Growth Trust, Inc.
filed 2017-08-11
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, there were 18,830,303 outstanding shares of Class A common stock and 7,514,847 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facilities:
Land	$34,525,391	$24,315,650
Buildings	90,021,715	57,722,965
Site improvements	8,661,708	5,542,989

	133,208,814	87,581,604
Accumulated depreciation	(4,814,361)	(3,300,523)

	128,394,453	84,281,081
Construction in process	4,805,045	2,174,191

Real estate facilities, net	133,199,498	86,455,272
Cash and cash equivalents	103,832,600	3,642,631
Other assets, net	4,414,787	3,156,769
Debt issuance costs, net	18,347	292,160
Intangible assets, net	481,712	391,143

Total assets	$241,946,944	$93,937,975

LIABILITIES AND EQUITY
Secured debt, net	$4,815,546	$12,509,308
Accounts payable and accrued liabilities	2,300,038	1,499,984
Due to affiliates	3,653,863	963,535
Distributions payable	799,810	305,764

Total liabilities	11,569,257	15,278,591

Commitments and contingencies (Note 8)
Redeemable common stock	2,945,034	1,086,603

Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 18,800,393 and 8,607,246 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	18,800	8,607
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 7,504,711 and 1,716,957 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7,505	1,717
Additional paid-in capital	247,970,983	92,442,198
Distributions	(5,732,934)	(2,010,167)
Accumulated deficit	(14,872,656)	(12,655,490)
Accumulated other comprehensive income (loss)	108,423	(153,079)

Total Strategic Storage Growth Trust, Inc. equity	227,500,121	77,633,786

Noncontrolling interests in our Operating Partnership	(67,468)	(61,005)

Total equity	227,432,653	77,572,781

Total liabilities and equity	$241,946,944	$93,937,975

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Self storage rental revenue	$3,024,621	$2,229,763	$5,711,108	$4,284,944
Ancillary operating revenue	23,760	19,828	41,704	37,532

Total revenues	3,048,381	2,249,591	5,752,812	4,322,476

Operating expenses:
Property operating expenses	1,338,707	1,093,115	2,488,203	2,003,047
Property operating expenses – affiliates	360,456	245,286	659,783	464,112
General and administrative	597,542	459,151	1,178,676	1,041,032
Depreciation	854,560	488,469	1,533,665	990,964
Intangible amortization expense	245,843	342,666	444,431	734,985
Acquisition expenses – affiliates	463,469	244,325	1,072,488	550,236
Other property acquisition expenses	237,100	81,329	339,906	149,215

Total operating expenses	4,097,677	2,954,341	7,717,152	5,933,591

Operating loss	(1,049,296)	(704,750)	(1,964,340)	(1,611,115)
Other income (expenses):
Interest expense	(24,055)	(401,610)	(39,155)	(841,878)
Interest expense – debt issuance costs	(178,558)	(162,630)	(326,797)	(336,227)
Other	123,859	(10,843)	110,650	(10,614)

Net loss	(1,128,050)	(1,279,833)	(2,219,642)	(2,799,834)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(490,151)	—	(974,206)
Less: Accretion of preferred equity costs	—	(21,551)	—	(51,518)
Net loss attributable to the noncontrolling interests in our Operating Partnership	1,081	8,015	2,476	20,445

Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,126,969)	$(1,783,520)	$(2,217,166)	$(3,805,113)

Net loss per Class A share—basic and diluted	$(0.04)	$(0.39)	$(0.11)	$(0.98)
Net loss per Class T share—basic and diluted	$(0.04)	$(0.39)	$(0.11)	$(0.98)

Weighted average Class A shares outstanding—basic and diluted	18,486,387	4,315,350	14,753,319	3,741,820
Weighted average Class T shares outstanding—basic and diluted	7,368,963	205,915	5,171,021	127,882

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,128,050)	$(1,279,833)	$(2,219,642)	$(2,799,834)
Other comprehensive (loss) income:
Foreign currency translation adjustments	215,085	(32,478)	261,502	82,969

Comprehensive loss	(912,965)	(1,312,311)	(1,958,140)	(2,716,865)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(490,151)	—	(974,206)
Less: Accretion of preferred equity costs	—	(21,551)	—	(51,518)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	931	8,301	2,258	20,016

Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(912,034)	$(1,815,712)	$(1,955,882)	$(3,722,573)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	8,607,246	$8,607	1,716,957	$1,717	$92,442,198	$(2,010,167)	$(12,655,490)	$(153,079)	$77,633,786	$(61,005)	$77,572,781	$1,086,603
Gross proceeds from issuance of common stock	10,061,206	10,061	5,749,586	5,750	171,146,672	—	—	—	171,162,483	—	171,162,483	—
Offering costs	—	—	—	—	(15,628,840)	—	—	—	(15,628,840)	—	(15,628,840)	—
Changes to redeemable common stock	—	—	—	—	(1,920,766)	—	—	—	(1,920,766)	—	(1,920,766)	1,920,766
Redemptions of common stock	(10,977)	(11)	—	—	—	—	—	—	(11)	—	(11)	(62,335)
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	3	—	3	—
Distributions ($0.20 per share)	—	—	—	—	—	(3,722,767)	—	—	(3,722,767)	—	(3,722,767)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,987)	(3,987)	—
Issuance of shares for distribution reinvestment plan	140,418	140	38,168	38	1,920,588	—	—	—	1,920,766	—	1,920,766	—
Stock based compensation expense	—	—	—	—	11,131	—	—	—	11,131	—	11,131	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(2,217,166)	—	(2,217,166)	—	(2,217,166)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,476)	(2,476)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	261,502	261,502	—	261,502	—

Balance as of June 30, 2017	18,800,393	$18,800	7,504,711	$7,505	$247,970,983	$(5,732,934)	$(14,872,656)	$108,423	$227,500,121	$(67,468)	$227,432,653	$2,945,034

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,219,642)	$(2,799,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,304,893	1,996,701
Expense related to issuance of restricted stock	11,131	8,192
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(246,002)	(343,103)
Accounts payable and accrued liabilities	627,803	338,479
Due to affiliates	40,407	223,848

Net cash provided by (used in) operating activities	518,590	(575,717)

Cash flows from investing activities:
Purchase of real estate	(45,050,000)	(22,389,051)
Additions to real estate	(2,885,276)	(1,904,915)
Deposits on acquisitions of real estate facilities	(2,250,000)	(600,000)
Return of deposits on acquisition of real estate facilities	—	331,714

Net cash used in investing activities	(50,185,276)	(24,562,252)

Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	5,000,000	7,950,000
Principal payments of revolving secured debt	(12,647,000)	(9,603,000)
Proceeds from issuance of non-revolving secured debt	—	5,053,000
Debt issuance costs	(95,063)	(175,584)
Redemption of preferred equity in our Operating Partnership	—	(1,000,000)
Gross proceeds from issuance of common stock	171,980,653	22,522,103
Offering costs	(12,999,556)	(2,528,091)
Redemption of common stock	(89,593)	—
Distributions paid to preferred unitholders in our Operating Partnership	—	(652,154)
Distributions paid to common stockholders	(1,307,975)	(142,276)
Distributions paid to noncontrolling interests	(3,967)	(2,662)

Net cash provided by financing activities	149,837,499	21,421,336

Impact of foreign exchange rate changes on cash	19,156	—

Net change in cash and cash equivalents	100,189,969	(3,716,633)
Cash and cash equivalents, beginning of period	3,642,631	6,600,046

Cash and cash equivalents, end of period	$103,832,600	$2,883,413

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$255,103	$832,742
Interest capitalized	$151,763	$33,665
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$400,000	$—
Proceeds from issuance of common stock in other assets	$—	$48,800
Offering costs included in accounts payable and accrued liabilities	$—	$28,166
Offering costs included in due to affiliates	$2,793,738	$96,945
Increase in distributions payable to preferred unitholders in our Operating Partnership	$—	$414,743
Stock distributions of common stock	$—	$20
Issuance of shares pursuant to distribution reinvestment plan	$1,920,766	$329,022
Redemptions of common stock	$9,204	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013, is the sponsor of our Offering of shares of common stock (our “Sponsor”), as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”).

On October 1, 2015, SmartStop Self Storage, Inc. (“SmartStop”) and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, our Sponsor, which was previously owned by SmartStop, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our Sponsor. The former executive management team of SmartStop continued to serve on the executive management team for our Sponsor. In addition, our management team at the time of the Merger continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

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

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which was three years after the effective date of our initial public offering. Our board of directors reserved the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares for approximately $193 million and $79 million respectively, in our Public Offering. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2017, we had sold approximately 32,000 Class A Shares and approximately 11,000 Class T Shares for approximately $0.4 million and $0.1 million, respectively, in our DRP Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of June 30, 2017 we owned 22 self storage facilities located in eight states (Arizona, California, Colorado, Florida, Illinois, Nevada, North Carolina and Texas) and Canada (the Greater Toronto Area).

On April 13, 2017, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of our common stock of $11.56 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016. See our Current Report on Form 8-K filed with the SEC on April 17, 2017 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As a result of the calculation of our estimated value per share, effective in May 2017, shares sold pursuant to our distribution reinvestment plan will prospectively be sold at the estimated value per share of our common stock of $11.56 per share for Class A and Class T Shares.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of June 30, 2017, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor. Our Operating Partnership previously issued approximately 700,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $17.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2016, we had redeemed all of the Preferred Units.

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

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017. Please see Note 12 – Subsequent Events.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. An affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

associated with the Public Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

As of June 30, 2017 and December 31, 2016, we had not entered into other contracts/interests that would be deemed to be variable interests in VIEs.

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

June 30, 2017

(Unaudited)

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

We may maintain cash and cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.5 million and approximately $0.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. During the three months ended June 30, 2017 and 2016, we expensed approximately $0.7 million and approximately $0.3 million, respectively, of acquisition-related transaction costs. During the six months ended June 30, 2017 and 2016, we expensed approximately $1.4 million and approximately $0.7 million, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2017 and 2016, no impairment losses were recognized.

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

June 30, 2017

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2017 and December 31, 2016, the gross amounts allocated to in-place lease intangibles were approximately $3.3 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $2.8 million and approximately $2.3 million, respectively.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such amount as of June 30, 2017 and December 31, 2016 totaled approximately $18,000 and approximately $292,000, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amounts as of June 30, 2017 and December 31, 2016 totaled approximately $0.2 million and approximately $0.2 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

June 30, 2017

(Unaudited)

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

For the six months ended June 30, 2017, we received redemption requests totaling approximately 7,000 shares and approximately $62,000. Such requests were fulfilled in April and July 2017. For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares and approximately $36,000. Such request was fulfilled in January 2017.

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

June 30, 2017

(Unaudited)

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented is computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unrestricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements, because substantially all of our lease revenues are derived from month-to-month self storage leases.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of June 30, 2017 and December 31, 2016, we did not have any restricted cash. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2017:

Real estate facilities
Balance at December 31, 2016	$87,581,604
Facility acquisitions	44,915,000
Impact of foreign exchange rate changes	135,548
Improvements and additions	576,662

Balance at June 30, 2017	$133,208,814

Accumulated depreciation
Balance at December 31, 2016	$(3,300,523)
Depreciation expense	(1,513,838)

Balance at June 30, 2017	$(4,814,361)

The following table summarizes the purchase price allocations for our acquisitions during the six months ended June 30, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2017 Revenue (2)	2017 Property Operating Income (Loss)(3)
Elk Grove – IL(4)	01/13/17	$10,095,000	$5,000	$10,100,000	$—	$151,996	$(52,722)
Garden Grove – CA(5)	03/16/17	18,400,000	—	18,400,000	—	46,301	(94,799)
Asheville II – NC	05/11/17	4,693,406	250,000	4,943,406	—	70,348	38,902
Asheville III – NC	05/11/17	5,026,594	280,000	5,306,594	—	74,358	39,355
Sarasota – FL(6)	05/23/17	6,700,000	—	6,700,000	—	3,059	(42,266)

Total		$44,915,000	$535,000	$45,450,000	$—	$346,062	$(111,530)

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, and acquisition expenses.
(4)	We acquired the Elk Grove Property, a lease-up property, with initial occupancy of approximately 32%. The property’s occupancy has increased to approximately 56% as of June 30, 2017.
(5)	We acquired the Garden Grove Property, a lease-up property, with initial occupancy of approximately 9%. The property’s occupancy has increased to approximately 39% as of June 30, 2017.
(6)	We acquired the Sarasota Property, a lease-up property, with initial occupancy of 0%. The property’s occupancy has increased to approximately 18% as of June 30, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2017, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.8 million for the six months ended June 30, 2017.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the six months ended June 30, 2017 and 2016 as if the Company’s acquisitions completed during 2016 and 2017 were completed as of January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2017	June 30, 2016
Pro forma revenue	$5,762,471	$4,852,267
Pro forma operating expenses	(7,007,052)	(6,104,737)
Pro forma net loss attributable to common stockholders	(1,503,946)	(3,463,292)

The pro forma financial information for the six months ended June 30, 2017 and 2016 were adjusted to exclude approximately $1.1 million and $0.5 million, respectively, for acquisition related expenses.

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

The KeyBank Facility had an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. On July 26, 2017, we amended the Credit Agreement to extend the maturity date of the initial term of the KeyBank Facility to September 29, 2017. Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow. As of June 30, 2017, the interest rate was approximately 4.29% which was based on LIBOR plus 325 basis points.

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

June 30, 2017

(Unaudited)

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

As of December 31, 2016, the outstanding principal balance under the KeyBank Facility was approximately $7.6 million. On January 11, 2017, we borrowed $5 million to partially fund the acquisition of the Elk Grove property and subsequently paid off the full balance of the KeyBank Facility. As of June 30, 2017, there was no outstanding principal balance under the KeyBank Facility.

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan has a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan are interest-only and due on the first day of each month. The Baseline Loan bears interest at a variable interest rate, which adjusts monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum. As of June 30, 2017, the interest rate was approximately 3.79%, which was based on LIBOR plus 275 basis points.

The Baseline Loan is secured by a first lien deed of trust on the Baseline Property. We may prepay the Baseline Loan at any time, without penalty, in whole or in part. Pursuant to that certain guaranty, dated May 26, 2016, in favor of TCF, we provided a guaranty of the Baseline Loan.

The Baseline Loan contains a number of other customary terms and covenants.

The Torbarrie Loan

In connection with the redevelopment of one of our properties in Toronto, Canada (the “Torbarrie Property”), on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which, as amended, will allow for borrowings up to approximately $10.3 million CAD. The Torbarrie Loan has a maturity date four years from the first day of the month following the initial advance. Payments due under the Torbarrie Loan are initially interest-only and due in arrears on the first day of each month. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 2.7% as of June 30, 2017 (in no event will the interest rate fall below 4.65% per annum). The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto. The Torbarrie Loan may be prepaid at any time, without penalty, in whole or in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants. As of June 30, 2017, no amounts were drawn on the Torbarrie Loan.

The Stoney Creek Loan

On May 3, 2017, a subsidiary of our Operating Partnership which owns our property in the Stoney Creek area of Toronto, Canada (the “Stoney Creek Property”) entered into a construction loan agreement (the “Stoney Creek Loan”) with First National which, as amended, will allow for borrowings up to approximately $7.5 million CAD. The Stoney Creek Loan has a maturity date four years from the first day of the month following the initial advance. Payments due under the Stoney Creek Loan are initially interest-only and due in arrears on the first day of each month. The Stoney Creek Loan will require

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Stoney Creek loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Stoney Creek Loan will bear interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Stoney Creek loan agreement), which was approximately 2.7% as of June 30, 2017 (in no event will the interest rate fall below 4.65% per annum). The Stoney Creek Loan is secured by a first lien deed of trust on the Stoney Creek Property and is fully guaranteed by us. We may prepay the Stoney Creek Loan at any time, without penalty, in whole but not in part. We are the guarantor under the Stoney Creek Loan and the loan agreement for the Stoney Creek Loan contains a number of other customary terms and covenants. As of June 30, 2017, no amounts were drawn on the Stoney Creek Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2017:

2017	$—
2018	—
2019	5,053,000
2020	—
2021	—
2022 and thereafter	—

Total payments	5,053,000
Non-revolving debt issuance costs, net	(237,454)

Total	$4,815,546

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

June 30, 2017

(Unaudited)

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

June 30, 2017

(Unaudited)

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

Organization and Offering Costs

Organization and offering costs incurred in connection with the Primary Offering consisted of all expenses (other than sales commissions, dealer manager fees and stockholder servicing fees) to be paid by us in connection with the Primary Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Primary Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, our Advisor was obligated to reimburse us within 60 days after the end of the month which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we were required under our Advisory Agreement to reimburse our Advisor for organization and offering costs.

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Subsequent to the close down of our Primary Offering, we determined offering expenses were not in excess of 15% of gross proceeds from the Offering.

Pursuant to the Advisory Agreement, our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses incurred by our Advisor. Our Advisor also receives a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of our average invested assets, as defined in the Advisory Agreement. We also pay our Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor may reallow a portion of the financing fee to a third party in the event such party assists us in arranging such financing.

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

June 30, 2017

(Unaudited)

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

For the six months ended June 30, 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Affiliated Dealer Manager

Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. An affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

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

June 30, 2017

(Unaudited)

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

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017. Please see Note 12 – Subsequent Events.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2016 and the six months ended June 30, 2017, as well as any related amounts payable as of December 31, 2016 and June 30, 2017:

	Year Ended December 31, 2016			Six Months Ended June 30, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$545,696	$561,480	$9,915	$392,406	$354,524	$47,797
Asset management fees	417,217	409,967	7,250	295,203	292,669	9,784
Property management fees(1)	565,519	565,519	—	364,580	364,580	—
Acquisition expenses	753,090	863,741	6,424	1,072,488	1,072,497	6,415
Debt issuance costs	65,015	167,265	—	—	—	—
Additional Paid-in Capital
Selling commissions	5,348,277	5,348,277	—	9,233,704	9,233,704	—
Dealer Manager fees	1,474,763	1,380,898	99,026	3,064,148	3,163,174	—
Stockholder servicing fees(2)	873,133	32,213	840,920	3,053,829	304,882	3,589,867
Offering costs	431,718	434,530	—	165,055	165,055	—

Total	$10,474,428	$9,763,890	$963,535	$17,641,413	$14,951,085	$3,653,863

(1)	During the year ended December 31, 2016, and six months ended June 30, 2017, property management fees include approximately $475,000 and $310,000, respectively, of fees paid to the sub-property manager of our properties.
(2)	We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Tenant Protection Plan

In connection with our first acquisition of a property in Canada, our board of directors approved our participation in a tenant protection plan pursuant to which we will receive 50% of the net revenues generated for each tenant protection plan purchased by a customer at our Canadian properties and our Property Manager will receive the other 50% of such net revenues.

Storage Auction Program

In March of 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Our sub-property manager to date has not utilized the Auction Company at our properties, but may in the future and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $11.56 per Class A Share or Class T Share. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of June 30, 2017, we had sold approximately 247,000 Class A shares and approximately 44,000 Class T Shares through our distribution reinvestment plan.

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

June 30, 2017

(Unaudited)

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

For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares (approximately $36,000) which was fulfilled in January 2017. For the six months ended June 30, 2017, we received redemption requests totaling approximately 7,000 shares (approximately $62,000) which were fulfilled in April and July 2017. As of June 30, 2017, we had issued approximately 291,000 shares (approximately $3.0 million) under our distribution reinvestment plan.

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

June 30, 2017

(Unaudited)

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 9. Potential Acquisitions

Pembroke Pines, Florida

On February 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Pembroke Pines, Florida (the “Pembroke Pines Property”). The purchase price for the Pembroke Pines Property is approximately $15.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Pembroke Pines Property to close in the fourth quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Pembroke Pines Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Gilbert, Arizona

On April 5, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Gilbert, AZ (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the second quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Riggs Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Las Vegas, Nevada

On May 9, 2017, we entered into an assignment with our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Las Vegas, NV (the “Deer Springs Property”). The purchase price for the Deer Springs Property is approximately $9.2 million, plus closing costs and acquisition fees. We expect the acquisition of the Deer Springs Property to close in the first quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Deer Springs Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Eastlake, California

On June 5, 2017, we entered into an assignment with our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Eastlake, CA (the “Eastlake Property”). The purchase price for the Eastlake Property is approximately $17.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Eastlake Property to close in the fourth quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Eastlake Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Riverview, Florida

On June 9, 2017, we entered into an assignment with our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Riverview, FL (the “Riverview Property”). The purchase price for the Riverview Property is approximately $7.8 million, plus closing costs and acquisition fees. We expect the acquisition of the Riverview Property to close in the first quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Riverview Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Total revenues	$2,249,591	$2,437,082	$2,554,201	$2,704,431	$3,048,381
Total operating expenses	2,954,341	2,486,959	2,751,160	3,619,475	4,097,677
Operating loss	(704,750)	(49,877)	(196,959)	(915,044)	(1,049,296)
Net loss	(1,279,833)	(571,599)	(583,941)	(1,091,592)	(1,128,050)
Net loss attributable to the common stockholders	(1,783,520)	(964,435)	(602,913)	(1,090,197)	(1,126,969)
Net loss per Class A share-basic and diluted	(0.39)	(0.17)	(0.09)	(0.08)	(0.04)
Net loss per Class T share-basic and diluted	(0.39)	(0.17)	(0.09)	(0.08)	(0.04)

Note 11. Declaration of Distributions

Cash Distribution Declaration

On June 22, 2017, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on July 1, 2017 and ending September 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Subsequent Events

Completed Acquisitions

Mount Pleasant, South Carolina

On July 11, 2017, we closed on a self storage facility located in Mt. Pleasant, SC (the “Wando Park Property”) for a purchase price of approximately $5.7 million, plus closing costs and acquisition fees, which was funded with the net proceeds of our Public Offering. There is also a provision for an additional purchase price payment of up to approximately $0.8 million that could become due based upon the property exceeding certain performance hurdles in its third year of operations. We incurred acquisition fees of approximately $0.1 million in connection with the acquisition.

Potential Acquisitions

Nantucket, Massachusetts

On July 26, 2017, one of our subsidiaries entered into an assignment with a subsidiary of our Sponsor in which our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Nantucket, MA (the “Nantucket Property”). The purchase price for the Nantucket Property is approximately $37.5 million, plus closing costs and acquisition fees. We expect the acquisition of the Nantucket Property to close in the third quarter of 2017. We expect to fund such acquisition with net proceeds from our Public Offering. If we fail to acquire the Nantucket Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Property Management Agreement

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017, after which our Property Manager will manage our properties directly. In connection with the termination of the sub-property management agreements with Extra Space and the anticipated amendments to the underlying property management agreements with our Property Manager, we will incur a termination fee of approximately $0.2 million. Our Sponsor is currently in negotiations to reacquire the rights to the “SmartStop® Self Storage” brand in the United States which, if successfully acquired, we anticipate using at our properties.

KeyBank Facility

On July 26, 2017, the Borrower under the KeyBank Facility entered into the Fifth Amendment to the Credit Agreement with KeyBank to extend the maturity date under the Credit Agreement to September 29, 2017. The remaining terms and conditions of the Credit Agreement continue in full force and effect.

Distribution Reinvestment Plan Offering

As of August 7, 2017, we have issued approximately 0.1 million shares of our common stock for gross proceeds of approximately $1.0 million, pursuant to our DRP Offering.

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

On January 20, 2015, we commenced a public offering of a maximum of $1 billion in common shares for sale to the public (the “Primary Offering”) and $95 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On September 28, 2015, we revised our Public Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”).

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which was three years after the effective date of our initial public offering. Our board of directors reserved the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of June 30, 2017, we had sold approximately 32,000 Class A Shares and approximately 11,000 Class T Shares for approximately $0.4 million and $0.1 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of June 30, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	6.6%	86.9%		5.7%
California	4	2,790	268,600	18.8%	97.4	%(3)	19.6%
Colorado	2	1,120	121,300	8.5%	87.4%		9.5%
Florida	2	1,255	136,400	9.6%	98.0	%(3)	6.5%
Illinois	3	1,890	198,300	13.9%	91.4	%(3)	11.0%
Nevada	2	2,250	260,100	18.3%	96.6%		17.3%
North Carolina(4)	3	1,510	197,200	8.8%	91.2%		8.0%
Texas	3	1,400	220,200	15.5%	93.5%		22.4%
Toronto, Canada(4)	2	1,680	166,600	N/A (4)	N/A	(4)	N/A (4)

Total	22	14,735	1,662,700	100%	93.5%		100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 154,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2017. We acquired the Elk Grove Property in Illinois on January 13, 2017 with occupancy of approximately 32%. The property’s occupancy has increased to approximately 56% as of June 30, 2017. We acquired the Garden Grove Property in California on March 16, 2017 with occupancy of approximately 9%. The property’s occupancy has increased to approximately 39% as of June 30, 2017. We acquired the Sarasota Property in Florida on May 23, 2017 with occupancy at 0%. The property’s occupancy has increased to approximately 18% as of June 30, 2017. The Elk Grove, Garden Grove and Sarasota properties were excluded from the physical occupancy statistics above.
(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of June 2017.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; and (ii) sales of packing and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of June 30, 2017 and 2016, we owned 22 and 16 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2017 and 2016 as listed below.

•	The three months ended June 30, 2017 includes full quarter results for 16 self storage facilities and partial quarter results for three operating properties acquired during the three months ended June 30, 2017. The three months ended June 30, 2016 includes full quarter results for 13 self storage facilities and partial quarter results for one operating property acquired on May 26, 2016.

•	The six months ended June 30, 2017 includes full six month results for 14 self storage facilities and partial period results for five operating properties acquired during the six months ended June 30, 2017. The six months ended June 30, 2016 includes full six month results for 12 self storage facilities and partial period results for two operating properties acquired during the six months ended June 30, 2016.

•	During the three and six months ended June 30, 2017, we acquired one and three lease-up properties, respectively. Given the lease-up nature of such properties, they will initially have a negative impact on our results of operations.

Therefore, we believe there is little basis for comparison between the three and six months ended June 30, 2017 and 2016. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Total Revenue

Total revenue for the three months ended June 30, 2017 and 2016 was approximately $3.0 million and $2.2 million, respectively. The increase in total revenues arose primarily from the partial results from the five self storage properties acquired during the first six months of 2017, increased same-store revenues (approximately $330,000 or 16%) and to a lesser extent, the inclusion of a full three months of results for one self storage property acquired on May 26, 2016. We expect total revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2017 and 2016 were approximately $1.3 million and $1.1 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the partial results from the five self storage properties acquired during the first six months of 2017, and to a lesser extent, the inclusion of a full three months of results for one self storage property acquired on May 26, 2016. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2017 and 2016 were approximately $0.4 million and $0.2 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses is primarily attributable to the partial results from the five self storage properties acquired during the first six months of 2017, and to a lesser extent, the inclusion of a full three months of results for one self storage property acquired on May 26, 2016. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 and 2016 were approximately $0.6 million and $0.5 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2017 and 2016 were approximately $1.1 million and $0.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2017 and 2016 were approximately $0.5 million and $0.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2017 and 2016 were approximately $0.2 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended June 30, 2017 and 2016 was approximately $24,000 and $402,000, respectively. The decrease in interest expense is primarily attributable to us having no outstanding balance on the KeyBank Facility during the three months ended June 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense—Debt Issuance Costs

Interest expense—debt issuance costs for the three months ended June 30, 2017 and 2016 was approximately $0.2 million and $0.2 million, respectively. We expect interest expense—debt issuance costs to increase commensurate with our future financing activity.

Other

Other income (expense) for the three months ended June 30, 2017 and 2016 was approximately $124,000 and ($11,000), respectively. The increase is primarily a result of interest income earned on our cash balances.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the preferred unitholder (the “Preferred Unitholder”) in SS Growth Operating Partnership, L.P., our operating partnership (the “Operating Partnership”), for the three months ended June 30, 2017 and 2016 were none and approximately $0.5 million, respectively. The decrease in distributions to the Preferred Unitholder is attributable to the full redemption of such Preferred Units in December 2016.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2016, excluding one lease-up property we owned as of April 1, 2016) for the three months ended June 30, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017		2016	% Change
Revenue(1)	$2,447,289	$2,117,367	15.6%	$601,092	$132,224	N/M	$3,048,381		$2,249,591	35.5%
Property operating expenses(2)	1,001,442	1,114,149	(10.1%)	533,979	117,631	N/M	1,535,421		1,231,780	24.7%

Operating income	$1,445,847	$1,003,218	44.1%	$67,113	$14,593	N/M	$1,512,960		$1,017,811	48.6%

Number of facilities	12	12		10	4		22		16
Rentable square feet(3)	920,400	920,400		742,300	320,100		1,662,700		1,240,500
Average physical occupancy(4)	94.8%	89.3%		N/M	N/M		85.0	%(6)	88.6%
Annualized rent per occupied square foot(5)	$12.11	$11.03		N/M	N/M		$11.22		$11.01

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 154,000 and approximately 117,000 as of June 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 102,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.
(6)	Decrease in average physical occupancy for the quarter ended June 30, 2017 as compared to June 30, 2016 is a result of our acquisition of three lease-up properties subsequent to June 30, 2016.

Our increase in same-store revenue of approximately $0.3 million was the result of increased average physical occupancy of approximately 5.5% and increased rent per occupied square foot of approximately 9.8% for the three months ended June 30, 2017 over the three months ended June 30, 2016.

Our decrease in same-store property operating expenses of approximately $0.1 million was primarily the result of decreased property tax expense over the three months ended June 30, 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

Total Revenue

Total revenue for the six months ended June 30, 2017 and 2016 was approximately $5.8 million and $4.3 million, respectively. The increase in total revenues arose primarily from increased same-store revenues (approximately $656,000 or 18%), the inclusion of a full six months of results for the two self storage properties acquired during 2016 and, the partial results from the five self storage properties acquired during the first six months of 2017. We expect total revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2017 and 2016 were approximately $2.5 million and $2.0 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full six months of results for the two self storage properties acquired during 2016 and, the partial results from the five self storage properties acquired during the first six months of 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2017 and 2016 were approximately $0.7 million and $0.5 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses is primarily attributable to the inclusion of a full six months of results for the two self storage properties acquired during 2016 and, the partial results from the five self storage properties acquired during the first six months of 2017. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 and 2016 were approximately $1.2 million and $1.0 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2017 and 2016 were approximately $2.0 million and $1.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2017 and 2016 were approximately $1.1 million and $0.6 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2017 and 2016 were approximately $0.3 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the six months ended June 30, 2017 and 2016 was approximately $39,000 and $842,000, respectively. The decrease in interest expense is primarily attributable to us having a minimal outstanding balance on the KeyBank Facility during the six months ended June 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense—Debt Issuance Costs

Interest expense—debt issuance costs for the six months ended June 30, 2017 and 2016 was approximately $0.3 million and $0.3 million, respectively. We expect interest expense—debt issuance costs to increase commensurate with our future financing activity.

Other

Other income (expense) for the six months ended June 30, 2017 and 2016 was approximately $111,000 and ($11,000), respectively. The increase is primarily a result of interest income earned on our cash balances.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the Preferred Unitholder in our Operating Partnership for the six months ended June 30, 2017 and 2016 were none and approximately $1.0 million, respectively. The decrease in distributions to the Preferred Unitholder is attributable to the full redemption of such Preferred Units in December 2016.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016, excluding one lease-up property we owned as of January 1, 2016) for the six months ended June 30, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017		2016	% Change
Revenue(1)	$4,253,777	$3,597,524	18.2%	$1,499,035	$724,952	N/M	$5,752,812		$4,322,476	33.1%
Property operating expenses(2)	1,669,126	1,734,082	(3.7%)	1,183,657	534,956	N/M	2,852,783		2,269,038	25.7%

Operating income	$2,584,651	$1,863,442	38.7%	$315,378	$189,996	N/M	$2,900,029		$2,053,438	41.2%

Number of facilities	11	11		11	5		22		16
Rentable square feet(3)	837,000	837,000		825,700	403,500		1,662,700		1,240,500
Average physical occupancy(4)	94.3%	87.1%		N/M	N/M		83.2	%(6)	85.6%
Annualized rent per occupied square foot(5)	$11.62	$10.61		N/M	N/M		$11.16		$11.00

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 154,000 and approximately 117,000 as of June 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 79,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.
(6)	Decrease in average physical occupancy for the six months ended June 30, 2017 as compared to June 30, 2016 is a result of our acquisition of three lease-up properties subsequent to June 30, 2016.

Our increase in same-store revenue of approximately $0.7 million was the result of increased average physical occupancy of approximately 7.2% and increased rent per occupied square foot of approximately 9.5% for the six months ended June 30, 2017 over the six months ended June 30, 2016.

Our decrease in same-store property operating expenses of approximately $0.1 million was primarily the result of decreased repairs and maintenance expense compared to the six months ended June 30, 2016.

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders(1)	$(1,126,969)	$(1,783,520)	$(2,217,166)	$(3,805,113)
Add:
Depreciation	844,234	483,537	1,513,838	981,913
Amortization of intangible assets	245,843	342,666	444,431	734,985
Deduct:
Adjustment for noncontrolling interests	(885)	(3,666)	(2,096)	(8,912)

FFO	(37,777)	(960,983)	(260,993)	(2,097,127)
Other Adjustments:
Acquisition expenses(2)	700,569	325,654	1,412,394	699,451
Adjustment for noncontrolling interests	(561)	(1,367)	(1,521)	(3,920)

MFFO	$662,231	$(636,696)	$1,149,880	$(1,401,596)

As discussed above, among other factors our results of operations for the three and six months ended June 30, 2017 and 2016 have been significantly impacted by a favorable increase in same store results of approximately $0.4 million and $0.7 million, respectively, a decrease in interest expense of approximately $0.4 million and $0.8 million, respectively, and a decrease in distributions to preferred interest holders of approximately $0.5 million and $1.0 million, respectively. The information below should be read in conjunction with the discussion regarding the acquisitions and the table above.

(1)	Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders for the three months ended June 30, 2017 and 2016 included none and approximately $0.5 million, respectively, in distributions to Preferred Unitholders in our Operating Partnership and none and approximately $22,000, respectively, in accretion of preferred equity costs. Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders for the six months ended June 30, 2017 and 2016 included none and approximately $1.0 million, respectively, in distributions to Preferred Unitholders in our Operating Partnership and none and approximately $52,000, respectively, in accretion of preferred equity costs. As of December 31, 2016, we had redeemed all of the Preferred Units.
(2)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $179,000 and $163,000, respectively, were recognized for the three months ended June 30, 2017 and 2016. Debt issuance costs of approximately $327,000 and $336,000, respectively, were recognized for the six months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Net cash flow provided by (used in):
Operating activities	$518,590	$(575,717)	$1,094,307
Investing activities	(50,185,276)	(24,562,252)	(25,623,024)
Financing activities	149,837,499	21,421,336	128,416,163

Cash flows provided by and used in operating activities for the six months ended June 30, 2017 and 2016 were approximately $0.5 million and $0.6 million, respectively, a change of approximately $1.1 million. The change in cash used in our operating activities is primarily the result of incurring a smaller net loss, adjusted for depreciation and amortization.

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016 were approximately $50.2 million and $24.6 million, respectively, an increase in the use of cash of approximately $25.6 million. The change in cash used in investing activities primarily relates to an increase in cash consideration paid for the purchase of real estate.

Cash flows provided by financing activities for the six months ended June 30, 2017 and 2016 were approximately $149.8 million and $21.4 million, respectively, a change of approximately $128.4 million. The increase in cash provided by financing activities over the prior period was primarily the result of an increase of approximately $139 million from the net proceeds from the issuance of common stock, primarily offset by a net change in debt principal outflows/inflows of approximately $11 million.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering may be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio and as our properties continue to lease-up.

Distribution Policy

On June 22, 2017, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on July 1, 2017 and ending September 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific costs. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Distributions paid in cash—common stockholders	$1,307,975		$142,276
Distributions paid in cash—Operating Partnership unitholders	3,967		2,662
Distributions paid in cash—preferred unitholders	—		652,154
Distributions reinvested	1,920,766		329,022

Total distributions	$3,232,708		$1,126,114

Source of distributions
Cash flows provided by operations	$518,590	16.0%	$—	—
Offering proceeds from Primary Offering	793,352	24.6%	797,092	70.8%
Offering proceeds from distribution reinvestment plan	1,920,766	59.4%	329,022	29.2%

Total sources	$3,232,708	100.0%	$1,126,114	100.0%

From our inception through June 30, 2017, we paid cumulative distributions of approximately $8.6 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative net loss attributable to our common stockholders of approximately $14.9 million. For the six months ended June 30, 2017, we paid distributions of approximately $3.2 million, as compared to a net loss attributable to our common stockholders of approximately $2.2 million. Net loss attributable to our common stockholders for the six months ended June 30, 2017 reflects non-cash depreciation and amortization of approximately $2.3 million, and acquisition related expenses of approximately $1.4 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $9.0 million, acquisition related expenses of approximately $4.1 million, and distributions to preferred unitholders of approximately $3.7 million.

For the six months ended June 30, 2017, we paid total distributions of approximately $3.2 million. For the six months ended June 30, 2016, we paid total distributions of approximately $1.1 million. From our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, the payment of distributions was paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the six months ended June 30, 2017, the payment of distributions was paid 16.0% from cash flows from operations and 84.0% from offering proceeds.

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

Indebtedness

As of June 30, 2017, we had approximately $5.1 million of outstanding consolidated indebtedness. As of June 30, 2017, all of our total consolidated indebtedness was at variable rates. See Note 5 – Secured Debt – KeyBank Facility – of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017:

	Payments due during the years ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage interest(1)	$367,425	$95,850	$271,575	$—	$—
Mortgage principal	5,053,000	—	5,053,000	—	—

Total contractual obligations	$5,420,425	$95,850	$5,324,575	$—	$—

(1)	The interest expense was calculated based on the rate of 3.79% which was in effect as of June 30, 2017.

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

As of June 30, 2017, our debt consisted of approximately $5.1 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2017:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	$5,053,000	—	—	—	$5,053,000
Average interest rate(1)	3.79%	3.79%	3.79%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred a net loss to date, have an accumulated deficit, and we anticipate that our operations may not be profitable in 2017.

We incurred a net loss of approximately $2.2 million for the six months ended June 30, 2017. Our accumulated deficit was approximately $14.9 million as of June 30, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flows from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014 and 2015, we funded 100% of our distributions using proceeds from our Offering. For the year ended December 31, 2016, the payment of distributions was paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the six months ended June 30, 2017, the payment of distributions was paid 16.0% from cash flows from operations and 84.0% from offering proceeds. If we continue to pay distributions from sources other than cash flows from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may only calculate the value per share for our shares annually and, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

On April 13, 2017, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $11.56. Our board of directors approved this estimated value per share pursuant to recent amendments to rules promulgated by FINRA, which require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of June 30, 2017, we had sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. From this amount, we incurred approximately $24.6 million in selling commissions and dealer manager fees (of which approximately $19.7 million was re-allowed to third party broker-dealers), and approximately $2.7 million in organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $114.7 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. For the three months ended June 30, 2017, we received redemption requests totaling approximately 1,000 shares and approximately $9,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2	Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3	Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4	Amended and Restated Bylaws of Strategic Growth Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1	Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on May 5, 2017, Commission File No. 333-217716

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on May 5, 2017, Commission File No. 333-217716

10.1	Nantucket Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 28, 2017, Commission File No. 000-55616

10.2	Nantucket Assignment, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 28, 2017, Commission File No. 000-55616

10.3*	First Amendment to Nantucket Purchase Agreement

10.4	Fifth Amendment to the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 28, 2017, Commission File No. 000-55616

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Growth Trust, Inc. financial information for the Six Months Ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC.
(Registrant)

Dated: August 11, 2017	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)