Form 10-Q
period 2017-09-30
Strategic Storage Growth Trust, Inc.
filed 2017-11-13
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 18,879,831 outstanding shares of Class A common stock and 7,545,954 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facilities:
Land	$40,954,218	$24,315,650
Buildings	125,446,333	57,722,965
Site improvements	9,525,161	5,542,989
	175,925,712	87,581,604
Accumulated depreciation	(5,852,214)	(3,300,523)
	170,073,498	84,281,081
Construction in process	7,670,177	2,174,191
Real estate facilities, net	177,743,675	86,455,272
Cash and cash equivalents	56,353,183	3,642,631
Other assets, net	4,645,999	3,156,769
Debt issuance costs, net	—	292,160
Intangible assets, net	1,070,499	391,143
Total assets	$239,813,356	$93,937,975
LIABILITIES AND EQUITY
Secured debt, net	$4,795,985	$12,509,308
Accounts payable and accrued liabilities	3,313,582	1,499,984
Due to affiliates	3,557,655	963,535
Distributions payable	802,925	305,764
Total liabilities	12,470,147	15,278,591
Commitments and contingencies (Note 8)
Redeemable common stock	4,254,061	1,086,603
Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 18,863,176 and 8,607,246 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	18,864	8,607
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 7,535,809 and 1,716,957 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,536	1,717
Additional paid-in capital	247,547,637	92,442,198
Distributions	(8,187,889)	(2,010,167)
Accumulated deficit	(16,663,071)	(12,655,490)
Accumulated other comprehensive income (loss)	436,721	(153,079)
Total Strategic Storage Growth Trust, Inc. equity	223,159,798	77,633,786
Noncontrolling interests in our Operating Partnership	(70,650)	(61,005)
Total equity	223,089,148	77,572,781
Total liabilities and equity	$239,813,356	$93,937,975

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Self storage rental revenue	$3,775,521	$2,418,032	$9,486,629	$6,702,976
Ancillary operating revenue	29,181	19,050	70,885	56,582
Total revenues	3,804,702	2,437,082	9,557,514	6,759,558
Operating expenses:
Property operating expenses	1,862,731	993,269	4,350,934	2,996,316
Property operating expenses – affiliates	605,275	255,957	1,265,058	720,069
General and administrative	417,384	380,771	1,596,060	1,421,803
Depreciation	1,182,706	534,244	2,716,371	1,525,208
Intangible amortization expense	157,213	240,623	601,644	975,608
Acquisition expenses – affiliates	925,570	51,298	1,998,058	601,534
Other property acquisition expenses	542,548	30,797	882,454	180,012
Total operating expenses	5,693,427	2,486,959	13,410,579	8,420,550
Operating loss	(1,888,725)	(49,877)	(3,853,065)	(1,660,992)
Other income (expense):
Interest expense	(24,992)	(347,362)	(64,147)	(1,189,240)
Interest expense – debt issuance costs	(46,137)	(152,001)	(372,934)	(488,228)
Other	168,284	(22,359)	278,934	(32,973)
Net loss	(1,791,570)	(571,599)	(4,011,212)	(3,371,433)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(379,232)	—	(1,353,438)
Less: Accretion of preferred equity costs	—	(17,060)	—	(68,578)
Net loss attributable to the noncontrolling interests in our Operating Partnership	1,155	3,456	3,631	23,901
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,790,415)	$(964,435)	$(4,007,581)	$(4,769,548)
Net loss per Class A share—basic and diluted	$(0.07)	$(0.17)	$(0.18)	$(1.06)
Net loss per Class T share—basic and diluted	$(0.07)	$(0.17)	$(0.18)	$(1.06)
Weighted average Class A shares outstanding—basic and diluted	18,809,084	5,326,034	16,109,501	4,276,634
Weighted average Class T shares outstanding—basic and diluted	7,520,457	404,319	5,962,771	219,139

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,791,570)	$(571,599)	$(4,011,212)	$(3,371,433)
Other comprehensive (loss) income:
Foreign currency translation adjustments	328,298	(91,584)	589,800	(8,615)
Comprehensive loss	(1,463,272)	(663,183)	(3,421,412)	(3,380,048)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(379,232)	—	(1,353,438)
Less: Accretion of preferred equity costs	—	(17,060)	—	(68,578)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	1,073	3,923	3,332	23,939
Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,462,199)	$(1,055,552)	$(3,418,080)	$(4,778,125)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock								Total
	Class A		Class T					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value		Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Growth Trust, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	8,607,246	$8,607	1,716,957	$1,717	$92,442,198	$(2,010,167)	$(12,655,490)	$(153,079)	$77,633,786	$(61,005)	$77,572,781	$1,086,603
Gross proceeds from issuance of common stock	10,060,184	10,060	5,749,586	5,750	171,146,673	—	—	—	171,162,483	—	171,162,483	—
Offering costs	—	—	—	—	(15,709,373)	—	—	—	(15,709,373)	—	(15,709,373)	—
Changes to redeemable common stock	—	—	—	—	(3,368,914)	—	—	—	(3,368,914)	—	(3,368,914)	3,368,914
Rescission of common stock	(31,334)	(31)	—	—	(349,969)	—	—	—	(350,000)	—	(350,000)	—
Redemptions of common stock	(10,977)	(11)	—	—	—	—	—	—	(11)	—	(11)	(201,456)
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	3	—	3	—
Distributions	—	—	—	—	—	(6,177,722)	—	—	(6,177,722)	—	(6,177,722)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,014)	(6,014)	—
Issuance of shares for distribution reinvestment plan	235,557	236	69,266	69	3,368,609	—	—	—	3,368,914	—	3,368,914	—
Stock based compensation expense	—	—	—	—	18,413	—	—	—	18,413	—	18,413	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(4,007,581)	—	(4,007,581)	—	(4,007,581)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,631)	(3,631)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	589,800	589,800	—	589,800	—
Balance as of September 30, 2017	18,863,176	$18,864	7,535,809	$7,536	$247,547,637	$(8,187,889)	$(16,663,071)	$436,721	$223,159,798	$(70,650)	$223,089,148	$4,254,061

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,011,212)	$(3,371,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,690,949	2,923,569
Expense related to issuance of restricted stock	18,413	13,668
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(773,925)	(302,819)
Accounts payable and accrued liabilities	1,221,776	453,383
Due to affiliates	44,143	(68,058)
Net cash provided by (used in) operating activities	190,144	(351,690)
Cash flows from investing activities:
Purchase of real estate	(88,250,000)	(22,389,653)
Additions and development to real estate	(5,021,085)	(2,178,776)
Deposits on acquisitions of real estate facilities	(2,450,000)	(676,523)
Return of deposits on acquisition of real estate facilities	—	331,714
Net cash used in investing activities	(95,721,085)	(24,913,238)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	5,000,000	7,950,000
Principal payments of revolving secured debt	(12,647,000)	(9,603,000)
Proceeds from issuance of non-revolving secured debt	—	5,053,000
Debt issuance costs	(135,960)	(179,378)
Redemption of preferred equity in our Operating Partnership	—	(11,000,000)
Gross proceeds from issuance of common stock	171,980,653	42,989,611
Offering costs	(13,180,033)	(4,606,531)
Rescission of common stock	(350,000)	—
Redemptions of common stock	(98,797)	—
Distributions paid to preferred unitholders in our Operating Partnership	—	(816,682)
Distributions paid to common stockholders	(2,311,627)	(307,024)
Distributions paid to noncontrolling interests	(6,035)	(4,684)
Net cash provided by financing activities	148,251,201	29,475,312
Impact of foreign exchange rate changes on cash and cash equivalents	(9,708)	—
Net change in cash and cash equivalents	52,710,552	4,210,384
Cash and cash equivalents, beginning of period	3,642,631	6,600,046
Cash and cash equivalents, end of period	$56,353,183	$10,810,430
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$305,691	$1,233,541
Interest capitalized	$213,137	$81,531
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$400,000	$—
Proceeds from issuance of common stock in other assets	$—	$382,550
Offering costs included in accounts payable and accrued liabilities	$—	$29,895
Offering costs included in due to affiliates	$3,063,039	$374,357
Increase in distributions payable to preferred unitholders in our Operating Partnership	$—	$629,447
Stock distributions of common stock	$—	$20
Issuance of shares pursuant to distribution reinvestment plan	$3,368,914	$676,313
Redemptions of common stock included in accounts payable and accrued liabilities	$139,121	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013, was the sponsor of our Offering of shares of common stock (our “Sponsor”), as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC (our “Advisor”) and owns 100% of SS Growth Property Management, LLC (our “Property Manager”).

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

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which was three years after the effective date of our initial public offering. Our board of directors reserved the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares for approximately $193 million and $79 million respectively, in our Public Offering. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2017, we had sold approximately 129,000 Class A Shares and approximately 42,000 Class T Shares for approximately $1.5 million and $0.5 million, respectively, in our DRP Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of September 30, 2017 we owned 24 self storage facilities located in ten states (Arizona, California, Colorado, Florida, Illinois, Massachusetts, Nevada, North Carolina, South Carolina and Texas) and Canada (the Greater Toronto Area).

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

As a result of the calculation of our estimated value per share, effective in May 2017, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of our common stock of $11.56 per share for Class A and Class T Shares.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2017, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor. Our Operating Partnership previously issued approximately 700,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $17.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2016, we had redeemed all of the Preferred Units.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger, and all properties in the United States were subsequently operated under the Extra Space name.

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017. As of October 1, 2017, our Property Manager now manages all of our properties directly. In addition, our Sponsor reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. Please see Note 7 – Related Party Transactions – Property Management Agreement.

All properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and branded using the SmartStop® Self Storage brand.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Public Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

As of September 30, 2017 and December 31, 2016, we had not entered into other contracts/interests that would be deemed to be variable interests in VIEs.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $1.3 million and approximately $0.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. During the three months ended September 30, 2017 and 2016, we expensed approximately $1.5 million and approximately $0.1 million, respectively, of acquisition-related transaction costs. During the nine months ended September 30, 2017 and 2016, we expensed approximately $2.9 million and approximately $0.8 million, respectively, of acquisition-related transaction costs.

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

September 30, 2017

(Unaudited)

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2017 and 2016, no impairment losses were recognized.

Real Estate Held for Sale

We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale is classified as “real estate held for sale” in the accompanying consolidated financial statements for the periods when it was held for sale. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on our consolidated statements of operations, consistent with current accounting guidance. As of September 30, 2017 and December 31, 2016, there was no real estate classified as held for sale.

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

September 30, 2017

(Unaudited)

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2017 and December 31, 2016, the gross amounts allocated to in-place lease intangibles were approximately $4.0 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $2.9 million and approximately $2.3 million, respectively.

The total estimated amortization expense of intangible assets for the quarter ending December 31, 2017 is approximately $0.2 million. Total estimated amortization expense of intangible assets for the years ending December 31, 2018 and 2019 is approximately $0.8 million and $0.1 million, respectively, and none for the years thereafter.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such amount as of September 30, 2017 and December 31, 2016 totaled none and approximately $0.3 million, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amounts as of September 30, 2017 and December 31, 2016 totaled approximately $0.3 million and approximately $0.2 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organization and Offering Costs

Our Advisor funded organization and offering costs on our behalf. We were required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor was required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs would have been recognized as a liability when we had a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determined that the total organization and offering costs were expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we would have recognized such excess as a capital contribution from our Advisor. Subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheet.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares are contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the nine months ended September 30, 2017, we received redemption requests totaling approximately 21,000 shares and approximately $201,000. Such requests were fulfilled in April, July and October 2017. For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares and approximately $36,000. Such request was fulfilled in January 2017.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we use when measuring fair value:

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

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, variable-rate secured debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

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

September 30, 2017

(Unaudited)

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will still be applied using either a full retrospective or modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While we continue to evaluate the standard, based upon our assessment to date, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements, because substantially all of our lease revenues are derived from month-to-month leases.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of September 30, 2017 and December 31, 2016, we did not have any restricted cash. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2017:

Real estate facilities
Balance at December 31, 2016	$87,581,604
Facility acquisitions	87,369,000
Impact of foreign exchange rate changes	295,136
Asset disposals	(133,985)
Improvements and additions	813,957
Balance at September 30, 2017	$175,925,712
Accumulated depreciation
Balance at December 31, 2016	$(3,300,523)
Asset disposals	133,985
Depreciation expense	(2,685,676)
Balance at September 30, 2017	$(5,852,214)

The following table summarizes the preliminary purchase price allocations for our acquisitions during the nine months ended September 30, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2017 Revenue(2)	2017 Property Operating Income (Loss)(3)
Elk Grove – IL(4)	01/13/17	$10,095,000	$5,000	$10,100,000	$—	$266,119	$(334,702)
Garden Grove – CA(5)	03/16/17	18,400,000	—	18,400,000	—	159,504	(103,287)
Asheville II – NC	05/11/17	4,693,406	250,000	4,943,406	—	194,722	114,660
Asheville III – NC	05/11/17	5,026,594	280,000	5,306,594	—	203,475	110,226
Sarasota – FL(6)	05/23/17	6,700,000	—	6,700,000	—	31,381	(92,819)
Mount Pleasant – SC(7)	07/17/17	5,675,000	25,000	5,700,000	—	35,337	(21,657)
Nantucket – MA	08/22/17	36,779,000	721,000	37,500,000	—	315,002	271,205
Total		$87,369,000	$1,281,000	$88,650,000	$—	$1,205,540	$(56,374)
(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(3)

Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses and costs incurred in connection with the property management changes.

(4)	We acquired the Elk Grove Property, a lease-up property, with initial occupancy of approximately 32%. The property’s occupancy has increased to approximately 58% as of September 30, 2017.
(5)	We acquired the Garden Grove Property, a lease-up property, with initial occupancy of approximately 9%. The property’s occupancy has increased to approximately 56% as of September 30, 2017.
(6)	We acquired the Sarasota Property, a lease-up property, with initial occupancy of 0%. The property’s occupancy has increased to approximately 43% as of September 30, 2017.
(7)	We acquired the Mount Pleasant Property, a lease-up property, with initial occupancy of 17%. The property’s occupancy has increased to approximately 28% as of September 30, 2017.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Certain of our 2017 acquisitions were subject to potential additional purchase price consideration that will be determined based on property performance in the twelve months preceding the third anniversary of the respective acquisitions. In aggregate, these acquisitions are subject to a maximum additional purchase price of $1.5 million. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the property achieving the incremental value, and then applied an appropriate discount rate. Based on our analysis, no liability has been recorded as of September 30, 2017.

We incurred acquisition fees to our Advisor related to the above properties of approximately $1.6 million for the nine months ended September 30, 2017.

Note 4. Pro Forma Financial Information

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the nine months ended September 30, 2017 and 2016 as if the Company’s acquisitions that occurred during 2017 and 2016 as if each had occurred as of January 1, 2016 and 2015, respectively. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2017	September 30, 2016
Pro forma revenue	$11,816,396	$9,224,393
Pro forma operating expenses	$(13,160,156)	$(10,749,848)
Pro forma net loss attributable to common stockholders	$(1,505,895)	$(4,733,862)

The pro forma financial information for the nine months ended September 30, 2017 and 2016 were adjusted to exclude approximately $2.3 million and $0.5 million, respectively, for acquisition related expenses.

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

The KeyBank Facility had an initial term of three years, maturing on July 31, 2017, with two one-year extension options subject to certain conditions outlined further in the Credit Agreement. On July 26, 2017, we amended the Credit Agreement to extend the maturity date of the initial term of the KeyBank Facility to September 29, 2017. On September 29, 2017, we amended the Credit Agreement to extend the maturity date of the initial term of the KeyBank Facility to November 29, 2017.

Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow. As of September 30, 2017, the interest rate was approximately 4.49% which was based on LIBOR plus 325 basis points.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Under certain conditions, we may cause the release of one or more of the properties serving as collateral for the KeyBank Facility, subject to a requirement that no default or event of default is then outstanding or would reasonably occur as a result of such release, including compliance with the Pool Debt-Service Coverage Ratio (as defined in the Credit Agreement).

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

As of December 31, 2016, the outstanding principal balance under the KeyBank Facility was approximately $7.6 million. On January 11, 2017, we borrowed $5 million to partially fund the acquisition of the Elk Grove property and subsequently paid off the full balance of the KeyBank Facility. As of September 30, 2017, there was no outstanding principal balance under the KeyBank Facility.

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan has a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan are interest-only and due on the first day of each month. The Baseline Loan bears interest at a variable interest rate, which adjusts monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum. As of September 30, 2017, the interest rate was approximately 3.99%, which was based on LIBOR plus 275 basis points.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The Torbarrie Loan

In connection with the redevelopment of one of our properties in Toronto, Canada (the “Torbarrie Property”), on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which, as amended, allows for borrowings up to approximately $10.3 million CAD. The Torbarrie Loan has a maturity date of September 1, 2021. Payments due under the Torbarrie Loan are initially interest-only and due in arrears on the first day of each month. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 3.2% as of September 30, 2017 (in no event will the interest rate fall below 4.65% per annum). The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto, and is cross-collateralized to the Stoney Creek Property. The Torbarrie Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants. As of September 30, 2017, no amounts were drawn on the Torbarrie Loan.

The Stoney Creek Loan

On May 3, 2017, a subsidiary of our Operating Partnership which owns our property in the Stoney Creek area of Toronto, Canada (the “Stoney Creek Property”) entered into a construction loan agreement (the “Stoney Creek Loan”) with First National which, as amended, allows for borrowings up to approximately $7.8 million CAD. The Stoney Creek Loan has a maturity date of October 1, 2021. Payments due under the Stoney Creek Loan are initially interest-only and due in arrears on the first day of each month. The Stoney Creek Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Stoney Creek loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Stoney Creek Loan will bear interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Stoney Creek loan agreement), which was approximately 3.2% as of September 30, 2017 (in no event will the interest rate fall below 4.65% per annum). The Stoney Creek Loan is secured by a first lien deed of trust on the Stoney Creek Property and is cross-collateralized to the Torbarrie Property. The Stoney Creek Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Stoney Creek Loan and the loan agreement for the Stoney Creek Loan contains a number of other customary terms and covenants. As of September 30, 2017, no amounts were drawn on the Stoney Creek Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2017:

2017	$—
2018	—
2019	5,053,000
2020	—
2021	—
2022 and thereafter	—
Total payments	5,053,000
Non-revolving debt issuance costs, net	(257,015)
Total	$4,795,985

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Organization and Offering Costs

Organization and offering costs incurred in connection with the Primary Offering consisted of all expenses (other than sales commissions, dealer manager fees and stockholder servicing fees) to be paid by us in connection with the Primary Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Primary Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, our Advisor was obligated to reimburse us within 60 days after the end of the month which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. However, subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to the Advisory Agreement, our Advisor is obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

For the nine months ended September 30, 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Affiliated Dealer Manager

Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Property Management Agreement

Since inception, our Property Manager has served as the property manager for each of our properties pursuant to separate property management agreements. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property. On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017. As of October 1, 2017, our Property Manager terminated each sub-property management agreement, and our Property Manager now manages all of our properties directly. In connection with these terminations, each property management agreement that was subject to a sub-property management agreement with Extra Space was amended and, where applicable, we paid Extra Space a termination fee, as described below.

Prior Arrangement

Under the property management agreements in effect from October 1, 2015 through September 30, 2017 for our properties located in the United States, our Property Manager received a monthly management fee for each property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of our Property Manager’s costs of managing the properties. In addition, Extra Space agreed to pay up to $25,000 per property toward the signage and set-up costs associated with converting such property to the Extra Space brand (the “Set-Up Amount”). The property management agreements had a three year term and automatically renewed for successive one year periods thereafter, unless we or our Property Manager provided prior written notice at least 90 days prior to the expiration of the term. In general, if we terminated a property management agreement without cause during the initial three year term, we would have been required to pay our Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed. After the end of the initial three year term, we could have terminated a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager could have terminated a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Property Manager and Extra Space were substantially the same as the foregoing property management agreements. Under the sub-property management agreements, our Property Manager paid Extra Space a monthly management fee for each property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee was due and payable to Extra Space for the months of January and July each year during the term. Extra Space had the exclusive right to offer tenant insurance to the tenants and was entitled to all of the benefits of such tenant insurance. The sub-property management agreements also had a three year term and automatically renewed for successive one year periods thereafter, unless our Property Manager or Extra Space provided prior written notice at least 90 days prior to the expiration of the term. In general, if our Property Manager terminated a sub-property management agreement without cause during the initial three year term, it would have been required to pay Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed. After the end of the initial three year term, our Property Manager could have terminated a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space could have terminated a sub-property management agreement on 60 days prior written notice to our Property Manager.

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated each sub-property management agreement with Extra Space, and we amended each of our corresponding property management agreements as described below. To the extent a termination fee would have been owed by any of our property-owning subsidiaries had its corresponding property management agreement with our Property Manager been terminated, each such property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreements. The aggregate costs incurred in connection with the property management changes were approximately $0.2 million. This amount was included in property operating expenses – affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Property Management Subsequent to September 30, 2017

In connection with the termination of each sub-property management agreement, each corresponding property management agreement was amended effective as of October 1, 2017. Pursuant to the amended property management agreements, our Property Manager receives: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we have agreed with our Property Manager to share equally in the net revenue attributable to the sale of tenant insurance at our properties. The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

In connection with the change in our property management operations, each of our stores in the United States will be rebranded under the “SmartStop® Self Storage” brand.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2016 and the nine months ended September 30, 2017, as well as any related amounts payable as of December 31, 2016 and September 30, 2017:

	Year Ended December 31, 2016			Nine Months Ended September 30, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$545,696	$561,480	$9,915	$558,832	$567,318	$1,429
Asset management fees	417,217	409,967	7,250	500,060	448,998	58,312
Property management fees(1)	565,519	565,519	—	764,998	764,998	—
Acquisition expenses	753,090	863,741	6,424	1,998,058	1,996,491	7,991
Debt issuance costs	65,015	167,265	—	—	—	—
Additional Paid-in Capital
Selling commissions	5,348,277	5,348,277	—	9,205,704	9,205,704	—
Dealer Manager fees	1,474,763	1,380,898	99,026	3,057,148	3,156,174	—
Stockholder servicing fees(2)	873,133	32,213	840,920	3,063,039	414,036	3,489,923
Offering costs	431,718	434,530	—	165,055	165,055	—
Total	$10,474,428	$9,763,890	$963,535	$19,312,894	$16,718,774	$3,557,655

(1)

During the year ended December 31, 2016, and nine months ended September 30, 2017, property management fees include approximately $475,000 and $672,000, respectively, of fees paid to the sub-property manager of our properties.

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

September 30, 2017

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

Storage Auction Program

In March of 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Through September 30, 2017, our sub-property manager did not utilize the Auction Company at our properties. Our Property Manager may in the future utilize the Auction Company, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $11.56 per Class A Share and Class T Share. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of September 30, 2017, we had sold approximately 129,000 Class A Shares and approximately 42,000 Class T Shares in our DRP Offering.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the per share amount the stockholder paid for their shares or the price per share in the current offering. The Redemption Amount for shares received as a stock distribution shall be equal to the lesser of the per share amount a stockholder paid for the original shares purchased or the price per share in the current offering. The length of time shares received as a stock distribution are held will be based on the date such stock distribution was declared. In addition, the redemption price per share will be adjusted for any stock combinations, splits and recapitalizations with respect to shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our board of directors. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

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

For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares (approximately $36,000) which was fulfilled in January 2017. For the nine months ended September 30, 2017, we received redemption requests totaling approximately 21,000 shares (approximately $201,000) which were fulfilled in April, July and October 2017. As of September 30, 2017, we had issued approximately 417,000 shares (approximately $4.5 million) under our distribution reinvestment plan.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 9. Potential Acquisitions

Pembroke Pines, Florida

On February 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Pembroke Pines, FL (the “Pembroke Pines Property”). The purchase price for the Pembroke Pines Property is approximately $15.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Pembroke Pines Property to close in the fourth quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Pembroke Pines Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $0.8 million as a result.

Gilbert, Arizona

On April 5, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Gilbert, AZ (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Riggs Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $1.0 million as a result.

Las Vegas, Nevada

On May 9, 2017, one of our subsidiaries entered into an assignment with a subsidiary of our Sponsor in which the subsidiary of our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Las Vegas, NV (the “Deer Springs Property”). The purchase price for the Deer Springs Property is approximately $9.2 million, plus closing costs and acquisition fees. We expect the acquisition of the Deer Springs Property to close in the second quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Deer Springs Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $0.5 million as a result.

Eastlake, California

On June 5, 2017, one of our subsidiaries entered into an assignment with a subsidiary of our Sponsor in which the subsidiary of our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Eastlake, CA (the “Eastlake Property”). The purchase price for the Eastlake Property is approximately $17.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Eastlake Property to close in the fourth quarter of 2017 or the first quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Eastlake Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $0.6 million as a result.

Riverview, Florida

On June 9, 2017, one of our subsidiaries entered into an assignment with a subsidiary of our Sponsor in which the subsidiary of our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Riverview, FL (the “Riverview Property”). The purchase price for the Riverview Property is approximately $7.8 million, plus closing costs and acquisition fees. We expect the acquisition of the Riverview Property to close in the fourth quarter of 2017 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering and/or through a drawdown on future credit facilities. If we fail to acquire the Riverview Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $0.2 million as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Total revenues	$2,437,082	$2,554,201	$2,704,431	$3,048,381	$3,804,702
Total operating expenses	2,486,959	2,751,160	3,619,475	4,097,677	5,693,427
Operating loss	(49,877)	(196,959)	(915,044)	(1,049,296)	(1,888,725)
Net loss	(571,599)	(583,941)	(1,091,592)	(1,128,050)	(1,791,570)
Net loss attributable to the common stockholders	(964,435)	(602,913)	(1,090,197)	(1,126,969)	(1,790,415)
Net loss per Class A Share-basic and diluted	(0.17)	(0.09)	(0.08)	(0.04)	(0.07)
Net loss per Class T Share-basic and diluted	(0.17)	(0.09)	(0.08)	(0.04)	(0.07)

Note 11. Declaration of Distributions

Cash Distribution Declaration

On September 18, 2017, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on October 1, 2017 and ending December 31, 2017. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0008 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Subsequent Events

Completed Acquisitions

Riggs Road Preferred Equity

On November 9, 2017, one of our subsidiaries made a preferred equity investment of $1.26 million in the entity that is developing the Riggs Road Property that we have under contract (as discussed in Note 9 – Potential Acquisitions). Such investment will be redeemed upon purchase of the completed property and has a preferred return of 8% to be paid quarterly, with an additional 4% preferred return paid upon closing of the property.

Distribution Reinvestment Plan Offering

As of November 6, 2017, we have issued approximately 0.2 million shares of our common stock for gross proceeds of approximately $2.4 million, pursuant to our DRP Offering.

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

SmartStop Asset Management, LLC (our “Sponsor”), was the sponsor of our Offering (as defined below). Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of SS Growth Advisor, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of SS Growth Property Management, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

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

On November 7, 2016, our board of directors extended the termination date of our initial public offering from January 19, 2017 until January 19, 2018, which was three years after the effective date of our initial public offering. Our board of directors reserved the right to further extend the initial public offering, in certain circumstances, or terminate our initial public offering at any time prior to January 19, 2018. The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of September 30, 2017, we had sold approximately 129,000 Class A Shares and approximately 42,000 Class T Shares for approximately $1.5 million and $0.5 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of September 30, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.		Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	6.0%		89.5%		5.2%
California	4	2,790	268,600	17.1%		96.5%	(3)	17.1%
Colorado	2	1,120	121,300	7.8%		86.2%		7.8%
Florida	2	1,255	136,400	8.7%		99.0%	(3)	6.0%
Illinois	3	1,890	198,300	12.7%		93.6%	(3)	9.0%
Massachusetts	1	840	93,000	5.9%		91.0%		17.0%
Nevada	2	2,250	260,100	16.6%		96.5%		13.5%
North Carolina(4)	3	1,510	197,200	8.0%		84.9%		5.7%
South Carolina	1	500	48,000	3.1%		—	(3)	1.1%
Texas	3	1,400	220,200	14.1%		94.1%		17.6%
Toronto, Canada(4)	2	1,680	166,600	N/A	(4)	N/A	(4)	N/A	(4)
Total	24	16,075	1,803,700	100%		93.0%		100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2017. We acquired the Elk Grove Property in Illinois on January 13, 2017 with occupancy of approximately 32%. The property’s occupancy has increased to approximately 58% as of September 30, 2017. We acquired the Garden Grove Property in California on March 16, 2017 with occupancy of approximately 9%. The property’s occupancy has increased to approximately 56% as of September 30, 2017. We acquired the Sarasota Property in Florida on May 23, 2017 with occupancy at 0%. The property’s occupancy has increased to approximately 43% as of September 30, 2017. We acquired the Mount Pleasant Property in South Carolina on July 17, 2017 with occupancy of approximately 17%. The property’s occupancy has increased to approximately 28% as of September 30, 2017. The Elk Grove, Garden Grove, Sarasota and Mount Pleasant properties were excluded from the physical occupancy statistics above.

(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of September 2017.

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

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

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

As of September 30, 2017 and 2016, we owned 24 and 16 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2017 and 2016 as listed below.

•

The three months ended September 30, 2017 includes full quarter results for 19 operating self storage facilities and partial quarter results for two operating properties acquired during the three months ended September 30, 2017. The three months ended September 30, 2016 includes full quarter results for 14 operating self storage facilities.

•

The nine months ended September 30, 2017 includes full nine month results for 14 operating self storage facilities and partial period results for seven operating properties acquired during the nine months ended September 30, 2017. The nine months ended September 30, 2016 includes full nine month results for 12 operating self storage facilities and partial period results for two operating properties acquired during the nine months ended September 30, 2016.

•

During the three and nine months ended September 30, 2017, we acquired one and four lease-up properties, respectively. We believe that in the future these properties will provide additional operating income and cash flows as they stabilize. However, given the lease-up nature of such properties, they will initially have a negative impact on our results of operations until occupancy and rates stabilize.

Therefore, we believe there is little basis for comparison between the three and nine months ended September 30, 2017 and 2016. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Total Revenue

Total revenue for the three months ended September 30, 2017 and 2016 was approximately $3.8 million and $2.4 million, respectively. The increase in total revenues arose primarily from the results from the seven self storage properties acquired during the first nine months of 2017 and increased same-store revenues (approximately $0.3 million or 15%). We expect total revenue to increase in future periods commensurate with our future acquisition activity, along with the further stabilization of our lease-up and development properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2017 and 2016 were approximately $1.9 million and $1.0 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the results from the seven self storage properties acquired during the first nine months of 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2017 and 2016 were approximately $0.6 million and $0.3 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the results from the seven self storage properties acquired during the first nine months of 2017, as well as the costs incurred in connection with the property management changes. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 and 2016 were approximately $0.4 million and $0.4 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2017 and 2016 were approximately $1.3 million and $0.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2017 and 2016 were approximately $0.9 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2017 and 2016 were approximately $0.5 million and $31,000, respectively. These acquisition expenses include property acquisition expenses incurred by third parties and primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 was approximately $25,000 and $347,000, respectively. The decrease in interest expense is primarily attributable to us having no outstanding balance on the KeyBank Facility during the three months ended September 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2017 and 2016 was approximately $46,000 and $152,000, respectively. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2017 and 2016 was approximately $168,000 and ($22,000), respectively. The change is primarily a result of interest income earned on our higher cash balances.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the preferred unitholder (the “Preferred Unitholder”) in SS Growth Operating Partnership, L.P., our operating partnership (the “Operating Partnership”), for the three months ended September 30, 2017 and 2016 were none and approximately $0.4 million, respectively. The decrease in distributions to the Preferred Unitholder is attributable to the full redemption of such Preferred Units prior to December 2016.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2016, excluding two lease-up properties and two properties under development that we owned as of July 1, 2016) for the three months ended September 30, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue(1)	$2,568,046	$2,239,176	14.7%	$1,236,656	$197,906	N/M	$3,804,702	$2,437,082	56.1%
Property operating expenses(2)	1,068,138	982,168	8.8%	1,027,479	159,431	N/M	2,095,617	1,141,599	83.6%
Operating income	$1,499,908	$1,257,008	19.3%	$209,177	$38,475	N/M	$1,709,085	$1,295,483	31.9%
Number of facilities	12	12		12	4		24	16
Rentable square feet(3)	920,400	920,400		883,300	320,100		1,803,700	1,240,500
Average physical occupancy(4)	94.9%	91.3%		N/M	N/M		84.2%(6)	86.3%
Annualized rent per occupied square foot(5)	$12.69	$11.43		N/M	N/M		$13.63	$11.21

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses and costs incurred in connection with the property management changes, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 and approximately 117,000 as of September 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 102,000 square feet.

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

(6)

Decrease in average physical occupancy for the quarter ended September 30, 2017 as compared to September 30, 2016 is a result of our acquisition of four lease-up properties subsequent to September 30, 2016.

Our increase in same-store revenue of approximately $0.3 million was the result of increased average physical occupancy of approximately 4% and increased rent per occupied square foot of approximately 11% for the three months ended September 30, 2017 over the three months ended September 30, 2016.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,
	2017	2016
Net Loss	$(1,791,570)	$(571,599)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	167,532	—
Asset management fees (2)	204,857	107,627
General and administrative	417,384	380,771
Depreciation	1,182,706	534,244
Intangible amortization expense	157,213	240,623
Acquisition expenses - affiliates	925,570	51,298
Other property acquisition expenses	542,548	30,797
Interest expense	24,992	347,362
Interest expense - debt issuance costs	46,137	152,001
Other	(168,284)	22,359
Operating income	$1,709,085	$1,295,483
(1)	Costs incurred in connection with the property management changes are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

Total Revenue

Total revenue for the nine months ended September 30, 2017 and 2016 was approximately $9.6 million and $6.8 million, respectively. The increase in total revenues arose primarily from the results from the seven self storage properties acquired during the first nine months of 2017 and increased same-store revenues (approximately $1.0 million or 17%), as well as the inclusion of a full nine months of results for two self storage properties acquired during 2016. We expect total revenue to increase in future periods commensurate with our future acquisition activity, as well as in conjunction with the further stabilization of our lease-up properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2017 and 2016 were approximately $4.4 million and $3.0 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full nine months of results for the two operating self storage properties acquired during 2016 and the results from the seven self storage properties acquired during the first nine months of 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2017 and 2016 were approximately $1.3 million and $0.7 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of a full nine months of results for the two operating self storage properties acquired during 2016 and the results from the seven self storage properties acquired during the first nine months of 2017, as well as the costs incurred in connection with the property management changes. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 and 2016 were approximately $1.6 million and $1.4 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2017 and 2016 were approximately $3.3 million and $2.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2017 and 2016 were approximately $2.0 million and $0.6 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2017 and 2016 were approximately $0.9 million and $0.2 million, respectively. These acquisition expenses include property acquisition expenses incurred by third parties and primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the nine months ended September 30, 2017 and 2016 was approximately $64,000 and $1,189,000, respectively. The decrease in interest expense is primarily attributable to us having a minimal outstanding balance on the KeyBank Facility during the nine months ended September 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2017 and 2016 was approximately $0.4 million and $0.5 million, respectively. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2017 and 2016 was approximately $279,000 and ($33,000), respectively. The change is primarily a result of interest income earned on our higher cash balances.

Distributions to the Preferred Unitholder in our Operating Partnership

Distributions to the Preferred Unitholder in our Operating Partnership for the nine months ended September 30, 2017 and 2016 were none and approximately $1.4 million, respectively. The decrease in distributions to the Preferred Unitholder is attributable to the full redemption of such Preferred Units prior to December 2016.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016, excluding one lease-up property we owned as of January 1, 2016) for the nine months ended September 30, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue(1)	$6,532,892	$5,578,814	17.1%	$3,024,622	$1,180,744	N/M	$9,557,514	$6,759,558	41.4%
Property operating expenses(2)	2,554,856	2,548,766	0.2%	2,393,544	861,871	N/M	4,948,400	3,410,637	45.1%
Operating income	$3,978,036	$3,030,048	31.3%	$631,078	$318,873	N/M	$4,609,114	$3,348,921	37.6%
Number of facilities	11	11		13	5		24	16
Rentable square feet(3)	837,000	837,000		966,700	403,500		1,803,700	1,240,500
Average physical occupancy(4)	94.7%	88.7%		N/M	N/M		82.0%(6)	82.9%
Annualized rent per occupied square foot(5)	$11.85	$10.77		N/M	N/M		$14.05	$10.94

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses and costs incurred in connection with the property management changes, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 and approximately 117,000 as of September 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 79,000 square feet.

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

(6)

Decrease in average physical occupancy for the nine months ended September 30, 2017 as compared to September 30, 2016 is a result of our acquisition of four lease-up properties subsequent to September 30, 2016.

Our increase in same-store revenue of approximately $1.0 million was the result of increased average physical occupancy of approximately 6% and increased rent per occupied square foot of approximately 10% for the nine months ended September 30, 2017 over the nine months ended September 30, 2016.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Nine Months Ended September 30,
	2017	2016
Net Loss	$(4,011,212)	$(3,371,433)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	167,532	—
Asset management fees (2)	500,060	305,748
General and administrative	1,596,060	1,421,803
Depreciation	2,716,371	1,525,208
Intangible amortization expense	601,644	975,608
Acquisition expenses - affiliates	1,998,058	601,534
Other property acquisition expenses	882,454	180,012
Interest expense	64,147	1,189,240
Interest expense - debt issuance costs	372,934	488,228
Other	(278,934)	32,973
Operating income	$4,609,114	$3,348,921
(1)	Costs incurred in connection with the property management changes are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss (attributable to common stockholders)	$(1,790,415)	$(964,435)	$(4,007,581)	$(4,769,548)
Add:
Depreciation	1,171,837	526,441	2,685,676	1,508,354
Amortization of intangible assets	157,213	240,623	601,644	975,608
Deduct:
Adjustment for noncontrolling interests	(1,013)	(2,714)	(3,108)	(11,626)
FFO (attributable to common stockholders)	(462,378)	(200,085)	(723,369)	(2,297,212)
Other Adjustments:
Acquisition expenses(1)	1,468,118	82,095	2,880,512	781,546
Adjustment for noncontrolling interests	(1,119)	(277)	(2,640)	(4,197)
MFFO (attributable to common stockholders)	$1,004,621	$(118,267)	$2,154,503	$(1,519,863)

As discussed above, among other factors, our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 have been significantly impacted by a favorable increase in same store operating income results of approximately $0.2 million and $0.9 million, respectively, a decrease in interest expense of approximately $0.3 million and $1.1 million, respectively, a decrease in distributions to preferred interest holders of approximately $0.4 million and $1.4 million, respectively, and an increase in interest income of $0.2 million and $0.3 million, respectively.

(1)

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Debt issuance cost amortization of approximately $46,000 and $152,000, respectively, was recognized for the three months ended September 30, 2017 and 2016. Debt issuance cost amortization of approximately $373,000 and $488,000, respectively, was recognized for the nine months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
Net cash flow provided by (used in):
Operating activities	$190,144	$(351,690)	$541,834
Investing activities	(95,721,085)	(24,913,238)	(70,807,847)
Financing activities	148,251,201	29,475,312	118,775,889

Cash flows provided by and used in operating activities for the nine months ended September 30, 2017 and 2016 were approximately $0.2 million and $0.3 million, respectively, a change of approximately $0.5 million. The change in cash used in our operating activities is primarily the result of favorable changes in working capital.

Cash flows used in investing activities for the nine months ended September 30, 2017 and 2016 were approximately $95.7 million and $24.9 million, respectively, an increase in the use of cash of approximately $70.8 million. The change in cash used in investing activities primarily relates to an increase in cash paid for the purchase of real estate and, to a lesser extent, increased investment in development properties in the current period.

Cash flows provided by financing activities for the nine months ended September 30, 2017 and 2016 were approximately $148.3 million and $29.5 million, respectively, a change of approximately $118.8 million. The increase in cash provided by financing activities over the prior period was primarily the result of an increase of approximately $120 million from the net proceeds from the issuance of common stock and the redemption of our preferred equity in our Operating Partnership of approximately $11 million in the prior year, primarily offset by a net change in debt principal outflows/inflows of approximately $11 million.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the proceeds from our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering were paid by us or our Advisor. Our Advisor was required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. However, subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement. Operating cash flows are expected to increase as properties are added to our portfolio and as our properties continue to lease-up.

Distribution Policy

On September 18, 2017, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on October 1, 2017 and ending December 31, 2017. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0008 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific costs. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Distributions paid in cash—common stockholders	$2,311,627		$307,024
Distributions paid in cash—Operating Partnership unitholders	6,035		4,684
Distributions paid in cash—preferred unitholders	—		816,682
Distributions reinvested	3,368,914		676,313
Total distributions	$5,686,576		$1,804,703
Source of distributions
Cash flows provided by operations	$190,144	3.4%	$—	—
Offering proceeds from Primary Offering	2,127,518	37.4%	1,128,390	62.5%
Offering proceeds from distribution reinvestment plan	3,368,914	59.2%	676,313	37.5%
Total sources	$5,686,576	100.0%	$1,804,703	100.0%

From our inception through September 30, 2017, we paid cumulative distributions of approximately $11.1 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative negative FFO attributable to our common stockholders of approximately $7.6 million which reflects acquisition related expenses of approximately $5.6 million. For the nine months ended September 30, 2017, we paid distributions of approximately $5.7 million, as compared to negative FFO attributable to our common stockholders of approximately $0.7 million which reflects acquisition related expenses of approximately $2.9 million. For the nine months ended September 30, 2016, we paid distributions of approximately $1.8 million, as compared to negative FFO attributable to our common stockholders of approximately $2.3 million which reflects acquisition related expenses of approximately $0.8 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2015 from our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, distributions were paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the nine months ended September 30, 2017, distributions were was paid 3.4% from cash flows from operations and 96.6% from offering proceeds.

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

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2017, we had approximately $5.1 million of outstanding consolidated indebtedness. As of September 30, 2017, all of our total consolidated indebtedness was at variable rates. See Note 5 – Secured Debt of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our DRP Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt; we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017:

	Payments due during the years ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage interest(1)	$335,660	$50,349	$285,311	$—	$—
Mortgage principal	5,053,000	—	5,053,000	—	—
Total contractual obligations	$5,388,660	$50,349	$5,338,311	$—	$—

(1)	The interest expense was calculated based on the rate of 3.99% which was in effect as of September 30, 2017.

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

As of September 30, 2017, our debt consisted of approximately $5.1 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2017:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	$5,053,000	—	—	—	$5,053,000
Average interest rate(1)	3.99%	3.99%	3.99%	—	—	—	—

(1)	The average interest rate was calculated based on the rate in effect on September 30, 2017.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of approximately $4.0 million for the nine months ended September 30, 2017. Our accumulated deficit was approximately $16.7 million as of September 30, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flows from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014 and 2015, we funded 100% of our distributions using proceeds from our Offering. For the year ended December 31, 2016, the payment of distributions was paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the nine months ended September 30, 2017, the payment of distributions was paid 3.4% from cash flows from operations and 96.6% from offering proceeds. If we continue to pay distributions from sources other than cash flows from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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
(b)

On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2017, we had sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. From this amount, we incurred approximately $24.6 million in selling commissions and dealer manager fees (of which approximately $19.7 million was re-allowed to third party broker-dealers), and approximately $2.8 million in organization and offering costs.

On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $115.6 million in shares under our DRP Offering.  As of September 30, 2017, we had sold approximately 129,000 Class A Shares and approximately 42,000 Class T Shares in our DRP Offering for gross proceeds of approximately $1.5 million and $0.5 million, respectively.

With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $157.9 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of September 30, 2017, approximately $4.3 million of common stock was available for redemption and $139,000 of common stock was included in accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2017.  During the three months ended September 30, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2017	1,023	$9.00	1,023	(1)
August 31, 2017	—	$—	—	(1)
September 30, 2017	—	$—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	During the third quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the third quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Sixth Amendment to the Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 3, 2017, Commission File No. 000-55616

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Growth Trust, Inc. financial information for the Nine Months Ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC.
(Registrant)

Dated: November 13, 2017	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)