Form 10-K
period 2017-12-31
Strategic Storage Growth Trust, Inc.
filed 2018-03-21
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

There is currently no established public market for the registrant’s shares of common stock. Based on the $11.56 offering price of the Class A shares and Class T shares in effect on June 30, 2017, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $304,087,002.

As of March 15, 2018, there were 19,034,444 outstanding shares of Class A common stock and 7,594,738 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”, or the “Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares for approximately $193 million and $79 million respectively, in our Public Offering. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2017, we had sold approximately 222,000 Class A Shares and approximately 72,000 Class T Shares for approximately $2.6 million and $0.8 million, respectively, in our DRP Offering.

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of December 31, 2017 we owned 24 self storage facilities located in ten states (Arizona, California, Colorado, Florida, Illinois, Massachusetts, Nevada, North Carolina, South Carolina and Texas) and Canada (the Greater Toronto Area) and subsequent to December 31, 2017, we acquired an additional 3 self storage properties (See Note 12 of the Notes to the Consolidated Financial Statements contained in this report).

On April 13, 2017, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $11.56 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016. For more information, please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information, herein, for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As a result of the calculation of our estimated value per share, effective in May 2017, shares sold pursuant to our DRP Offering are being sold at the estimated value per share of our common stock of $11.56 per share for Class A and Class T Shares.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2017, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space Storage, Inc. (“Extra Space”) for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property.

Effective October 1, 2017, our Property Manager terminated the sub-property management agreements with Extra Space and our Property Manager now manages all of our properties directly. In connection therewith an affiliate of our Property Manager acquired the “SmartStop® Self Storage” brand from Extra Space. We began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. For more information, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

All properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and branded using the SmartStop® Self Storage brand.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

As we accepted subscriptions for shares of our common stock, we transferred the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Public Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2018 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 77% residential, 19% commercial, 2% military and 2% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2018 Self Storage Almanac:

•	at the end of 2017 there were 44,149 facilities with 2.31 billion square feet of rentable self storage in the U.S.;
•	at the end of 2016 there were 41,879 facilities with 2.19 billion square feet of rentable self storage in the U.S.; and
•	at the end of 2015 there were 41,443 facilities with 2.16 billion square feet of rentable self storage in the U.S.

According to the 2018 Self Storage Almanac, the top 10 self storage companies own approximately 19.2% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 26.0%.

According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015), the self storage industry has been one of the fastest-growing sectors of the United States commercial real estate industry over the period of the last 40 years. Additionally, in the 30 year period between 1984 and 2014, self storage facilities in the U.S. increased from 6,601 facilities at year-end 1984 to 48,500 facilities at year-end 2014 with rentable square footage increasing from 289.7 million square feet at year-end 1984 to 2.5 billion square feet at year-end 2014.

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

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the latest data from the U.S. Census Bureau, “baby boomers” make up nearly 23% of the U.S. population. These “baby boomers” are retired or heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” retire and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

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

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. To the extent we can acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

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

Our Self Storage Acquisition Strategy

Opportunistic Investment Strategy

We will use the net proceeds raised in our Primary Offering to primarily invest in opportunistic self storage properties with the primary objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. We seek to achieve our objectives by primarily investing in the following types of self storage properties:

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

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offering in such other commercial real estate properties. We seek to make investments that satisfy our primary investment objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition is approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

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

Our Borrowing Strategy and Policies

We originally intended to use moderate leverage (between 55% and 65% based on loan to purchase price) to make our investments. Our leverage as of December 31, 2017 was approximately 3%. Our board of directors will continue to monitor our investment pipeline in relation to our debt and otherwise evaluate market conditions in connection with our future debt leverage ratios.

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

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

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

Disposition Policies

As of December 31, 2017, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, SST II or SST IV, based on the following factors:

•	the investment objectives of each program;
•	the amount of funds available to each program;
•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;
•	the strategic location of the investment in relationship to existing properties owned by each program;

•	the effect of the investment on the diversification of each program’s investments; and
•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, SST II or SST IV, then:

•	SST II will have priority for large portfolios of stabilized properties with an aggregate purchase price in excess of $150 million;
•	we will have priority for growth properties until we have aggregate assets (based on contract purchase price) of $250 million of more; and
•

SST IV will have priority for all stabilized properties and portfolios with aggregate purchase prices less than $150 million and growth properties once we have aggregate assets (based on contract purchase price) of $250 million.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for two or more of SST II, us or SST IV, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

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

Investments in Mortgage Loans

As of December 31, 2017, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Geographic Information

As of December 31, 2017, we owned 24 self storage facilities located in ten states and Canada comprising approximately 16,000 units and approximately 1,800,000 rentable square feet.

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

We were incorporated in March 2013 and commenced active business operations on May 23, 2014. As of December 31, 2017, we owned 24 self storage facilities located in ten states (Arizona, California, Colorado, Florida, Illinois, Massachusetts, Nevada, North Carolina, South Carolina and Texas) and Canada (the Greater Toronto Area).

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

We incurred a net loss attributable to common stockholders of approximately $4.0 million for the fiscal year ended December 31, 2017. Our accumulated deficit was approximately $16.6 million as of December 31, 2017. We anticipate that our operations will not be profitable in 2018.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014 and 2015, we funded 100% of our distributions using proceeds from our Offering. For the year ended December 31, 2016, the payment of distributions was paid 4.1% from cash flows from operations and 95.9% from our offering proceeds. For the year ended December 31, 2017, the payment of distributions was paid 25.1% from cash flows from operations and 74.9% from our offering proceeds. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On April 13, 2017, our board of directors approved an estimated value per share for our Class A Shares and Class T Shares of $11.56. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA, which required us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2016. The valuation methodologies used to value our properties involved certain subjective judgments. See “Calculation of Estimated Net Asset Value Per Share.” Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price stockholders paid for shares in our Offering is primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when our stockholders purchase their shares or receive less than realizable value for their investment when our stockholders sell their shares.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and obtaining suitable financing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. In addition, we could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SSGT, SST IV or other private non-traded REITs sponsored by our Sponsor. Our failure to find suitable investments could diminish returns to our stockholders and our ability to pay distributions to our stockholders.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Michael O. Terjung, Wayne Johnson, James Berg and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, currently we only maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager to effectively manage our properties.

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. In addition, we rely on our Property Manager to effectively manage our properties. Thus, the success of our business depends in large part on the ability of our Advisor and Property Manager to manage our operations. Any adversity experienced by any of these parties could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

We may make loans to fund the development or purchase of opportunistic self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the value of our stockholders’ investment.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SST II, a public non-traded REIT sponsored by our Sponsor with assets of approximately $831 million as of September 30, 2017, and SST IV, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on March 17, 2017 and as of December 31, 2017, had sold approximately $35.1 million in shares of its Class A, T and W common stock in connection with its public offering and a total of approximately $7.5 million in connection with a private offering. Our Advisor and its affiliates are actively involved in five other real estate programs (two of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our

Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Nelson Mullins Riley & Scarborough LLP (“Nelson Mullins”) acts as legal counsel to us and also represents our Sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

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

Our stockholders have limited control over changes in our policies and operations.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, or sell additional shares in the future (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

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

We depend on the on-site personnel to maximize customer satisfaction at each of our facilities and any difficulties our Property Manager encounters in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

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

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our Advisor will determine the amounts and types of insurance coverage that we will maintain including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor, based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

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

We may invest some or all of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and lease available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

Historically, we have relied on a sub-property manager to operate our self storage facilities, but we now operate all our self storage facilities through our Property Manager. Accordingly, we are subject to additional risks, such as inability to achieve similar results as our prior sub-property manager, as well as other risks inherent in managing the facilities.

From October 1, 2015 through September 30, 2017, our Property Manager contracted with an affiliate of Extra Space to manage our self storage facilities located in the United States. As of October 1, 2017, our arrangement with Extra Space was terminated and our Property Manager began managing all of our properties directly. Please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report. There can be no assurances that our Property Manager will manage our properties as effectively as Extra Space. Accordingly, our operating results may suffer, which could have a material adverse effect on our financial condition, as well as our ability to pay distributions to stockholders.

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

We will be subject to additional risks if we continue to make international investments.

We have acquired, and may continue to acquire, properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

We may place permanent financing on some of our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we breach covenants under the KeyBank Facility with KeyBank, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

Our KeyBank Facility currently has a total commitment of $50.0 million. This KeyBank Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on certain of our current properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this KeyBank Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

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

When providing financing, lenders often impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders. If the limits set forth in these covenants prevent us from satisfying our distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to U.S. federal income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

Federal Income Tax Risks

Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions at our current level as we will incur additional tax liabilities.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investor’s capital for federal income tax purposes.

If any of our partnerships fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our Operating Partnership, as partnerships for federal income tax purposes. However, if the Internal Revenue Service (IRS) were to successfully challenge the status of any of our partnerships as a partnership, then it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, then it would become subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

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
•

part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) or (c)(20) of the Code may be treated as UBTI.

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

Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available as set forth in “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Tax ACT”). Our stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to qualified pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a qualified pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

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

Persons investing the assets of employee benefit plans, IRAs, and other tax-favored benefit accounts should consider ERISA and related risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor (“DOL”) plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, we owned the following 24 self storage facilities located in ten states and Canada comprising approximately 16,000 units and approximately 1,800,000 rentable square feet.

Property	Acquisition Date	Acquisition Price	Year Built	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
Ft. Pierce – FL	7/31/14	$3,850,000	2008	770	88,400	5.6%	95.2%
Las Vegas I – NV	7/31/14	9,450,000	1999	1,210	171,100	11.1%	91.9%
Las Vegas II – NV	9/29/14	6,050,000	1996	1,040	89,000	5.7%	94.1%
Colorado Springs – CO	1/29/15	4,216,875	1983	680	61,800	3.8%	79.9%
Riverside – CA	2/05/15	2,076,875	1980	610	60,100	3.1%	94.1%
Stockton – CA	2/05/15	1,586,875	1984	560	49,100	4.1%	93.5%
Azusa – CA	2/05/15	4,186,875	1986	660	64,400	3.9%	94.5%
Romeoville – IL	2/05/15	3,426,875	1986	680	66,700	4.3%	89.3%
Elgin – IL	2/05/15	686,875	1986	410	49,600	3.2%	92.5%
San Antonio I – TX	12/17/15	11,627,417	1998	490	76,700	4.9%	93.7%
Kingwood – TX	12/17/15	8,085,618	2001	470	60,100	3.8%	94.3%
Aurora – CO	12/17/15	7,162,965	2015	440	59,500	3.8%	83.9%
San Antonio II – TX	1/06/16	12,103,625	2004	440	83,400	5.3%	87.4%
Stoney Creek – TOR – CAN(4)	2/11/16	1,515,430	N/A	780	81,600	N/A	N/A
Torbarrie – TOR – CAN(4)	5/17/16	2,321,580	N/A	900	85,000	N/A	N/A
Baseline – AZ	5/26/16	7,222,807	2016	840	94,000	6.0%	87.7%
Asheville I – NC(4)	12/30/16	3,000,000	N/A	670	72,000	N/A	N/A
Elk Grove – IL	1/13/17	10,100,000	2016	800	82,000	5.2%	N/A
Garden Grove – CA	3/16/17	18,400,000	2017	960	95,000	6.1%	N/A
Asheville II – NC	5/11/17	4,943,406	1992	370	58,600	3.7%	82.1%
Asheville III – NC	5/11/17	5,306,594	1994	490	66,600	4.3%	80.5%
Sarasota – FL	5/23/17	6,700,000	2017	485	48,000	3.1%	N/A
Mount Pleasant – SC	7/17/17	5,700,000	2016	500	48,000	3.1%	N/A
Nantucket – MA	8/22/17	37,500,000	2002	840	93,000	5.9%	86.1%
Totals		$177,220,692		16,095	1,803,700	100%	89.7%	(3)

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 520 units).

(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet divided by total rentable square feet as of December 31, 2017. The Elk Grove, Garden Grove, Sarasota and Mount Pleasant lease-up properties were excluded from the total physical occupancy statistics above. We acquired the Elk Grove Property in Illinois on January 13, 2017 with occupancy of approximately 32%. The property’s occupancy has increased to approximately 60% as of December 31, 2017. We acquired the Garden Grove Property in California on March 16, 2017 with occupancy of approximately 9%. The property’s occupancy has increased to approximately 57% as of December 31, 2017. We acquired the Sarasota Property in Florida on May 23, 2017 with occupancy at 0%. The property’s occupancy has increased to approximately 53% as of December 31, 2017. We acquired the Mount Pleasant Property in South Carolina on July 17, 2017 with occupancy of approximately 17%. The property’s occupancy has increased to approximately 33% as of December 31, 2017.

(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.

The weighted average capitalization rate for the 14 properties which were stabilized self storage facilities upon our acquisition as of December 31, 2017 was approximately 5.9%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.		Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	6.0%		87.7%		5.1%
California	4	2,790	268,600	17.1%		94.1%	(3)	16.8%
Colorado	2	1,120	121,300	7.8%		81.9%		7.1%
Florida	2	1,255	136,400	8.7%		95.2%	(3)	6.8%
Illinois	3	1,890	198,300	12.7%		90.6%	(3)	9.5%
Massachusetts	1	840	93,000	5.9%		86.1%		16.6%
Nevada	2	2,250	260,100	16.6%		92.6%		13.1%
North Carolina(4)	3	1,530	197,200	8.0%	(4)	81.2%	(4)	5.2%	(4)
South Carolina	1	500	48,000	3.1%		N/A	(3)	1.4%
Texas	3	1,400	220,200	14.1%		91.4%		18.4%
Toronto, Canada(4)	2	1,680	166,600	N/A	(4)	N/A	(4)	N/A	(4)
Total	24	16,095	1,803,700	100%		89.7%	(3)	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2017. The Elk Grove, Garden Grove, Sarasota and Mount Pleasant lease-up properties were excluded from the total physical occupancy statistics above. We acquired the Elk Grove Property in Illinois on January 13, 2017 with occupancy of approximately 32%. The property’s occupancy has increased to approximately 60% as of December 31, 2017. We acquired the Garden Grove Property in California on March 16, 2017 with occupancy of approximately 9%. The property’s occupancy has increased to approximately 57% as of December 31, 2017. We acquired the Sarasota Property in Florida on May 23, 2017 with occupancy at 0%. The property’s occupancy has increased to approximately 53% as of December 31, 2017. We acquired the Mount Pleasant Property in South Carolina on July 17, 2017 with occupancy of approximately 17%. The property’s occupancy has increased to approximately 33% as of December 31, 2017.

(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of December 2017.

Subsequent Acquisitions

Pembroke Pines Property

On February 1, 2018, we closed on one self storage facility located in Pembroke Pines, Florida for a purchase price of approximately $15.7 million, plus closing costs and acquisition fees, which was funded from the net proceeds of our Offering. We incurred acquisition fees of approximately $275,000 in connection with the acquisition. See Note 12 of the Notes to the Consolidated Financial Statements contained in this report for additional related information.

Riverview Property

On February 21, 2018, we closed on one self storage facility located in Riverview, Florida for a purchase price of approximately $7.8 million, plus closing costs and acquisition fees, which was funded from the net proceeds of our Offering. We incurred acquisition fees of approximately $140,000 in connection with the acquisition. See Note 12 of the Notes to the Consolidated Financial Statements contained in this report for additional related information.

Eastlake Property

On March 9, 2018, we closed on one self storage facility located in Eastlake, California for a purchase price of approximately $17.0 million, plus closing costs and acquisition fees, which was funded from the net proceeds of our Offering. We incurred acquisition fees of approximately $300,000 in connection with the acquisition. See Note 12 of the Notes to the Consolidated Financial Statements contained in this report for additional related information.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings, arising in the ordinary course of our business. As of December 31, 2017, we were not a party to any material legal proceedings, nor were we aware of such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 15, 2018, we had 19,034,444 shares of Class A common stock outstanding and 7,594,738 shares of Class T common stock outstanding, held by a total of approximately 6,300 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on March 31, 2017. As of now, we only offer Class A and Class T shares pursuant to our DRP Offering, both of which are offered at a price of $11.56 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Net Asset Value Determination

On April 13, 2017, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee (the “Committee”), approved an estimated value per share of our common stock of $11.56 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016.

We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Guidelines”). Our board of directors previously approved an estimated value per share of our Class A shares and Class T shares of $10.05 as of December 31, 2015.

The Committee, comprised of the our two independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation methodology with real estate standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

The Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Duff & Phelps provided values for each of our properties owned as of December 31, 2016 and a calculation of a range of the estimated value per share of our Class A shares and Class T shares as of December 31, 2016. The scope of work conducted by Duff & Phelps was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Duff & Phelps to assist our board of directors in determining the estimated value per share of our common stock as of December 31, 2015. Other than our engagement as described herein, Duff & Phelps does not have any direct or indirect material interest in any transaction with us or SS Growth Advisor, LLC, our advisor. We do not believe that there are any material conflicts of interest between Duff & Phelps, on the one hand, and us or our advisor, on the other hand. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $10.89 to $12.37, with an approximate mid-range value per share of $11.56, as indicated in the valuation report provided by Duff & Phelps (the “Valuation Report”) was reasonable and recommended to our board of directors that it adopt $11.56 as the estimated value per share for our Class A shares and Class T shares. Our board of directors unanimously agreed upon the estimated value per share of $11.56 recommended by the Committee, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated value per share as of December 31, 2016 and our previous estimated value per share as of December 31, 2015:

	December 31, 2016	December 31, 2015
Assets
Properties acquired prior to 2016	$100,900,000	$75,490,000
Properties acquired in 2016(1)	26,279,860	—
Development in process	2,174,191	—
Cash and restricted cash	3,642,631	6,600,046
Other assets	3,022,856	1,807,027
Total Assets	$136,019,538	$83,897,073
Liabilities
Mortgage debt	$12,700,000	$38,300,000
Mark-to-market on mortgage debt	—	—
Other liabilities	1,941,245	1,302,357
Preferred equity(2)	—	17,003,970
Incentive distribution	1,794,210	—
Total Liabilities	$16,435,455	$56,606,327
Net Asset Value	$119,584,083	$27,290,746
Net Asset Value for Class A shares	$99,735,406	$27,108,910
Number of Class A shares outstanding(3)	8,627,346	2,696,339
Estimated value per Class A share	$11.56	$10.05
Net Asset Value for Class T shares	$19,848,677	$181,836
Number of Class T shares outstanding	1,716,957	18,086
Estimated value per Class T share	$11.56	$10.05

(1)

Five properties were acquired during 2016 and were valued at their respective purchase prices less the termination fees that would be payable on termination of the third party sub-property management agreements.

(2)	Includes approximately $16 million of Series A Cumulative Redeemable Preferred Units (“Preferred Units”) issued by our Operating Partnership and approximately $1 million in accrued distributions.
(3)	Includes outstanding units in our Operating Partnership (“OP Units”).

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

Real Estate Properties

We engaged Duff & Phelps to provide an appraisal, as of December 31, 2016, of 12 of our self storage properties acquired prior to 2016 (the “Appraised Properties”).  Duff & Phelps also valued five additional properties that we acquired in 2016. For these five properties, Duff & Phelps reviewed prior appraisals and other data provided us and included these properties in their analysis at the purchase prices paid, adjusted as described above. Duff & Phelps is of the opinion that the purchase prices for these five properties, as adjusted, reasonably approximate their market value.

Duff & Phelps’ opinion of value used in calculating the estimated value per share above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

The scope of work by Duff & Phelps in performing the appraisal of our Appraised Properties included:

•

reviewing and relying upon data provided by us regarding the number of units, size, year built, construction quality and construction type to understand the characteristics of the existing improvements and underlying land;

•	reviewing and relying upon data provided by us regarding rent rolls, lease rates and terms, real estate taxes and operating expense data;
•	reviewing and relying upon balance sheet items provided by us, such as cash and other assets as well as debt and other liabilities;
•	reviewing and relying upon mortgage summaries and amortization schedules provided by us;
•	researching the market by means of publications and other resources to measure current market conditions, supply and demand factors and growth patterns and their effect on the Appraised Properties;
•	utilizing the income capitalization approach as the primary indicator of value with support from the sales comparison approach as a secondary methodology for each Appraised Property; and
•

delivering a range of values with a midpoint estimate for each of the Appraised Properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then capitalized at an appropriate rate to derive an estimate of value (the “direct capitalization method”) or converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows (the “discounted cash flow method”). In the discounted cash flow method, the present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value. Duff & Phelps utilized the direct capitalization method for the Appraised Properties that were deemed stabilized and the discounted cash flow method for the Appraised Properties that were not deemed stabilized.

In utilizing the discounted cash flow method, Duff & Phelps estimated the value of the individual Appraised Properties primarily by using a multiple year discounted cash flow analysis. Duff & Phelps calculated the value of the individual Appraised Properties using our historical financial data and forecasts going forward, terminal capitalization rates and discount rates that fall within ranges Duff & Phelps believes would be used by similar investors to value each of the Appraised Properties. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. As a test of reasonableness, Duff & Phelps compared the metrics of the valuation of the Appraised Properties to current market activity of self storage properties.

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

We acquired the 12 Appraised Properties for an aggregate purchase price of approximately $62.2 million. As of December 31, 2016, the total appraised value of the individual Appraised Properties as provided by Duff & Phelps using the valuation method described above was approximately $100.9 million. This represents an approximate 62% increase in the total value of the Appraised Properties over the aggregate purchase price. During 2016, we had acquired an additional five self storage properties for an aggregate purchase price of approximately $26.3 million, adjusted as described above, which aggregate purchase price was used by Duff & Phelps in their analysis, along with associated development costs of approximately $2.2 million.

The following summarizes the range of overall capitalization rates used by Duff & Phelps to arrive at the estimated market values of the Appraised Properties valued using the direct capitalization method:

Assumption	Range in Values	Weighted Average Basis
Overall capitalization rate	4.75% to 5.50%	5.16%

The following summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to estimate the value of the Appraised Properties:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.25% to 5.75%	5.58%
Discount rate	7.00% to 7.50%	7.33%
Annual rent growth rate (market)	7.50% to 15.00%	10.03%
Annual expense growth rate	3.00%	3.00%
Holding Period	1 to 3 years	N/A

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with a decrease in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $111.0 million. Similarly, an increase in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with an increase in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $92.4 million.

Mortgage Debt

The estimated value of the aggregate mortgage debt was equal to the aggregate amount of all principal balances outstanding as of December 31, 2016. Duff & Phelps determined that our mortgage debt contained market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral and, accordingly, determined that no mark to market adjustment was required.

Other Assets and Liabilities

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made to other assets in accordance with the IPA Guidelines. Our liability related to stockholder servicing fees has been valued using a liquidation value as of December 31, 2016. The estimated value per share for the Class T shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation.

Incentive Distribution

The estimated value of the incentive distribution payable to the Advisor and our affiliates is based on 15% of the amount by which the net asset value of us plus distributions paid exceeds a return of stockholders’ capital plus a 6% cumulative, non-compounded, annual return to the stockholders. At the midpoint estimated value per share, Duff & Phelps assumed payment of an incentive distribution and redemption of the applicable special limited partnership interest held by the Advisor.

Limitations of Estimated Value Per Share

FINRA rules provide no guidance on the methodology an issuer must use to determine our estimated value per share. As with any valuation methodology, the methodology considered by the Board is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The estimated value per share does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

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

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2016. The estimated net asset value per share was based upon 10,344,303 shares of equity interests outstanding as of December 31, 2016, which was comprised of (i) 8,607,246 outstanding shares of Class A common stock, plus (ii) 1,716,957 outstanding shares of Class T common stock, plus (iii) 20,100 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into shares of Class A common stock

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets.

Distribution Reinvestment Plan

In accordance with our DRP Offering, the price per share pursuant to the DRP Offering is equal to the estimated value per share approved by the Board and in effect on the date of purchase of shares under the DRP Offering. In connection with the estimated value per share described herein, the Board approved a share price for the purchase of shares under the DRP Offering equal to the estimated value per share of $11.56 for both Class A shares and Class T shares, to be effective for distribution payments being paid beginning in May 2017.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common stockholders during the year ended December 31, 2014. For 2015 and 2016, all of our cash distributions constituted non-taxable returns of capital. For 2017, we paid a total of approximately $8.1 million in distributions, of which approximately $7.5 million constituted a non-taxable return of capital.

Our Operating Partnership had issued approximately 700,000 Preferred Units for approximately $17.5 million. The Preferred Units received current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership had the obligation to elect either to (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). During the nine months ended September 30, 2016, we redeemed $11 million of the Liquidation Amount of the Preferred Units. As of September 30, 2016, SSTI Preferred Investor, LLC, (the “Preferred Investor”) had a remaining amount invested of approximately $5.0 million and approximately 200,000 Preferred Units in our Operating Partnership. During October 2016, we redeemed the remaining approximately $5.0 million in Liquidation Amount of the Preferred Units outstanding and approximately $1.5 million in Deferred Distributions owed thereon. No further Preferred Units are outstanding and no further deferred distributions are owed, such that we no longer have any remaining obligations related to the Preferred Units.

The following table shows the cash distributions we have paid for the years ended December 31, 2016 and 2017:

Quarter	Preferred Unitholders	OP Unit Holders	Common Stockholders (1)	Distributions Declared per Common Share
1st Quarter 2016	$276,906	$978	$37,736	$0.050
2nd Quarter 2016	$375,248	$1,684	$104,540	$0.100
3rd Quarter 2016	$164,528	$2,022	$164,748	$0.100
4th Quarter 2016	$1,591,416	$1,999	$269,022	$0.100
1st Quarter 2017	$—	$1,981	$422,745	$0.100
2nd Quarter 2017	$—	$1,986	$885,230	$0.100
3rd Quarter 2017	$—	$2,068	$1,003,652	$0.100
4th Quarter 2017	$—	$2,009	$1,002,300	$0.100

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2017, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	2,638,522
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	2,638,522

(1)

The total number of shares of our Class A common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, net of any shares already issued (11,250 shares had been issued as of December 31, 2017) under the plan, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2017, we had 26,508,972 outstanding shares of common stock.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities

On January 20, 2015, our Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2017, we had sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. From this amount, we incurred approximately $24.7 million in sales commissions and dealer manager fees (of which approximately $19.8 million was re-allowed to third party broker-dealers), and approximately $2.8 million in organization and offering costs.

On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $115.6 million in shares under our DRP Offering.  As of December 31, 2017, we had sold approximately 0.2 million Class A Shares and approximately 0.1 million Class T Shares in our DRP Offering for gross proceeds of approximately $2.6 million and $0.8 million, respectively.

With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $157.9 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of December 31, 2017, approximately $5.7 million of common stock was available for redemption and approximately $9,000 of common stock was included in accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2017.  During the three months ended December 31, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2017	14,270	$9.75	14,270	(1)
November 30, 2017	—	$—	—	(1)
December 31, 2017	—	$—	—	(1)

(1)	A description of the maximum dollar value of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014	As of and for the Period March 12, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$13,786,361	$9,313,759	$4,857,407	$665,135	$—
Operating loss	(3,816,107)	(1,857,951)	(2,350,689)	(1,219,938)	—
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	(3,952,126)	(5,372,461)	(5,465,772)	(1,817,257)	—
Net loss per Class A common share-basic and diluted	(0.17)	(0.99)	(4.59)	(7.31)	—
Net loss per Class T common share-basic and diluted	(0.17)	(0.99)	(4.59)	—	—
Dividends declared per common share	0.400	0.350	0.016	—	—
Balance Sheet Data
Real estate facilities	$176,360,865	$87,581,604	$60,329,399	$18,967,479	$—
Total assets	239,929,758	93,937,975	69,929,708	24,967,883	202,000
Total debt	5,594,779	12,509,308	38,300,000	9,545,386	—
Total liabilities	13,635,347	15,278,591	40,644,751	11,964,177	—
Equity	220,614,926	77,572,781	13,389,399	3,095,402	202,000
Other Data
Net cash provided by (used in) operating activities	$2,041,912	$167,590	$(672,711)	$(598,022)	$—
Net cash used in investing activities	(100,107,167)	(29,988,936)	(44,311,649)	(20,172,479)	—
Net cash provided by financing activities	147,193,760	26,923,887	47,084,108	25,068,799	202,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of December 31, 2017, we had sold approximately 222,000 Class A Shares and approximately 72,000 Class T Shares for approximately $2.6 million and $0.8 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of December 31, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.		Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840	94,000	6.0%		87.7%		5.1%
California	4	2,790	268,600	17.1%		94.1%	(3)	16.8%
Colorado	2	1,120	121,300	7.8%		81.9%		7.1%
Florida	2	1,255	136,400	8.7%		95.2%	(3)	6.8%
Illinois	3	1,890	198,300	12.7%		90.6%	(3)	9.5%
Massachusetts	1	840	93,000	5.9%		86.1%		16.6%
Nevada	2	2,250	260,100	16.6%		92.6%		13.1%
North Carolina(4)	3	1,530	197,200	8.0%		81.2%	(4)	5.2%	(4)
South Carolina	1	500	48,000	3.1%		N/A	(3)	1.4%
Texas	3	1,400	220,200	14.1%		91.4%		18.4%
Toronto, Canada(4)	2	1,680	166,600	N/A	(4)	N/A	(4)	N/A	(4)
Total	24	16,095	1,803,700	100%		89.7%	(3)	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2017. The Elk Grove, Garden Grove, Sarasota and Mount Pleasant lease-up properties were excluded from the total physical occupancy statistics above. We acquired the Elk Grove Property in Illinois on January 13, 2017 with occupancy of approximately 32%. The property’s occupancy has increased to approximately 60% as of December 31, 2017. We acquired the Garden Grove Property in California on March 16, 2017 with occupancy of approximately 9%. The property’s occupancy has increased to approximately 57% as of December 31, 2017. We acquired the Sarasota Property in Florida on May 23, 2017 with occupancy at 0%. The property’s occupancy has increased to approximately 53% as of December 31, 2017. We acquired the Mount Pleasant Property in South Carolina on July 17, 2017 with occupancy of approximately 17%. The property’s occupancy has increased to approximately 33% as of December 31, 2017.

(4)	Our two properties in Toronto, Canada and one property in Asheville, North Carolina, are self storage properties that are under construction and the numbers are approximate.
(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of December 2017.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) as of October 1, 2017, our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing rents for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us and, to a lesser degree, the success of our tenant insurance program.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2017 and 2016, we owned 24 and 17 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2017 and 2016 as listed below.

•

The year ended December 31, 2017 includes full twelve month results for 14 operating self storage facilities and partial period results for seven operating properties acquired during the year ended December 31, 2017. The year ended December 31, 2016 includes full twelve month results for 12 operating self storage facilities and partial period results for two operating properties acquired during the year ended December 31, 2016.

•

During the years ended December 31, 2017 and 2016, we acquired four and one lease-up properties, respectively. We believe that in the future these properties will provide additional operating income and cash flows as they stabilize. However, given the lease-up nature of such properties, they will initially have a negative impact on our results of operations until occupancy and rates stabilize.

Therefore, we believe there is little basis for comparison between the years ended December 31, 2017 and 2016. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2017 and 2016

Total Revenues

Total revenues for the year ended December 31, 2017 were approximately $13.8 million, as compared to total revenues for the year ended December 31, 2016 of approximately $9.3 million, an increase of approximately $4.5 million. The increase in total revenues arose primarily from the results from the seven self storage properties acquired during the year ended 2017 and increased same-store revenues (approximately $1.2 million or 15%), as well as the inclusion of a full twelve months of results for two self storage properties acquired during 2016. We expect total revenue to increase in future periods as we have a full period of results from our 2017 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2017 were approximately $5.9 million, as compared to property operating expenses for the year ended December 31, 2016 of approximately $4.0 million, an increase of approximately $1.9 million. Property operating expenses include the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full twelve months of results for the two operating self storage properties acquired during 2016 and the results from the seven self storage properties acquired during 2017. We expect property operating expenses to increase in future periods as we have a full period of results from our 2017 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2017 were approximately $1.8 million, as compared to property operating expenses – affiliates for the year ended December 31, 2016 of approximately $1.0 million, an increase of approximately $0.8 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of a full twelve months of results for the two operating self storage properties acquired during 2016 and the results from the seven self storage properties acquired during 2017, as well as the costs incurred in connection with the property management changes in the third quarter of 2017. We expect property operating expenses – affiliates to increase in future periods as we have a full period of results from our 2017 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were approximately $2.1 million, as compared to general and administrative expenses for the year ended December 31, 2016 of approximately $1.9 million, an increase of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2017 were approximately $4.8 million, as compared to approximately $3.3 million for the year ended December 31, 2016. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods as we have a full period of results from our 2017 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2017 were approximately $2.0 million, as compared to approximately $0.8 million for the year ended December 31, 2016. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2017 were approximately $0.9 million, as compared to approximately $0.3 million for the year ended December 31, 2016. These acquisition expenses include property acquisition expenses incurred by third parties and primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the year ended December 31, 2017 was approximately $0.1 million, as compared to approximately $1.4 million for the year ended December 31, 2016, a decrease of approximately $1.3 million. The decrease in interest expense is primarily attributable to us having a minimal outstanding balance on the KeyBank Facility during the year ended December 31, 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the year ended December 31, 2017 were approximately $0.4 million, as compared to approximately $0.6 million for the year ended December 31, 2016, a decrease of approximately $0.2 million primarily related to the expiration of our KeyBank Facility. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to the preferred unitholders in our Operating Partnership for the year ended December 31, 2017 and 2016 were none and approximately $1.4 million, respectively. The decrease in distributions to the preferred unitholders is attributable to the full redemption of such Preferred Units in November 2016.

Other

Other income for the year ended December 31, 2017 was approximately $0.4 million of income, as compared to approximately $40,000 of expense for the year ended December 31, 2016, an increase of approximately $0.4 million which is primarily related to interest income earned in the year on cash balances related to the closedown of our Offering.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016, excluding one lease-up property we owned as of January 1, 2016) for the years ended December 31, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017		2016	% Change
Revenue(1)	$8,763,636	$7,609,080	15.2%	$5,022,725	$1,704,679	N/M	$13,786,361		$9,313,759	48.0%
Property operating expenses(2)	3,462,826	3,404,602	1.7%	3,333,527	1,176,989	N/M	6,796,353		4,581,591	48.3%
Operating income	$5,300,810	$4,204,478	26.1%	$1,689,198	$527,690	N/M	$6,990,008		$4,732,168	47.7%
Number of facilities	11	11		13	6		24		17
Rentable square feet(3)	837,000	837,000		966,700	403,500		1,803,700		1,240,500
Average physical occupancy(4)	94.2%	88.9%		N/M	N/M		82.4%	(6)	84.4%
Annualized rent per occupied square foot(5)	$11.97	$11.01		N/M	N/M		$12.39		$11.15

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses and costs incurred in connection with the property management changes in the third quarter of 2017, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 and approximately 117,000 as of December 31, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 79,000 square feet.

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

(6)	Decrease in average physical occupancy for the year ended December 31, 2017 as compared to December 31, 2016 is a result of our acquisition of four lease-up properties during 2017.

Our increase in same-store revenue of approximately $1.2 million was the result of increased average physical occupancy of approximately 5.3% and increased rent per occupied square foot of approximately 8.7% for the year ended December 31, 2017 over the year ended December 31, 2016.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2017	2016
Net Loss	$(3,955,942)	$(3,955,374)
Adjusted to exclude:
Costs incurred in connection with the property management changes in the third quarter of 2017 (1)	167,532	—
Asset management fees (2)	736,757	417,217
General and administrative	2,135,876	1,865,419
Depreciation	3,930,501	2,169,600
Intangible amortization expense	873,164	1,128,959
Acquisition expenses - affiliates	2,023,134	753,090
Other property acquisition expenses	939,151	255,834
Interest expense	120,241	1,420,961
Interest expense - debt issuance costs	398,149	636,467
Other	(378,555)	39,995
Operating income	$6,990,008	$4,732,168

(1)	Costs incurred in connection with the property management changes in the third quarter of 2017 are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of the Years Ended December 31, 2016 and 2015

As of December 31, 2016 and 2015, we owned 17 and 12 self storage properties, respectively. Our operating results for the year ended December 31, 2015 included results for partial year periods for nine self storage facilities that we owned as of December 31, 2015, while our operating results for the year ended December 31, 2016 include full year periods for twelve self storage facilities plus partial year periods for the two operating self storage facilities we acquired during 2016; therefore, we believe there is little basis for comparison between the years ended December 31, 2016 and 2015.

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

Our increase in same-store revenue of approximately $0.5 million was the result of increased average physical occupancy of approximately 10.5% and increased rent per occupied square foot of approximately 7.3% for the year ended December 31, 2016 over the year ended December 31, 2015.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2016	2015
Net Loss	$(3,955,374)	$(3,375,721)
Adjusted to exclude:
Asset management fees (1)	417,217	180,060
General and administrative	1,865,419	1,224,892
Depreciation	2,169,600	1,161,013
Intangible amortization expense	1,128,959	946,146
Acquisition expenses - affiliates	753,090	822,798
Other property acquisition expenses	255,834	289,824
Interest expense	1,420,961	651,479
Interest expense - debt issuance costs	636,467	375,319
Other	39,995	(1,766)
Operating income	$4,732,168	$2,274,044

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

	2017	2016	2015
Net loss (attributable to common stockholders)	$(3,952,126)	$(5,372,461)	$(5,465,772)
Add:
Depreciation	3,886,241	2,143,410	1,153,089
Amortization of intangible assets	873,164	1,128,959	946,146
Deduct:
Adjustment for noncontrolling interests	(4,225)	(13,543)	(42,167)
FFO (attributable to common stockholders)	803,054	(2,113,635)	(3,408,704)
Other Adjustments:
Acquisition expenses(1)	2,962,285	1,008,924	1,112,622
Adjustment for noncontrolling interests	(2,816)	(4,719)	(15,215)
MFFO (attributable to common stockholders)	$3,762,523	$(1,109,430)	$(2,311,297)

As discussed above, among other factors, our consolidated results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 have been significantly impacted by a favorable increase in same store net operating income results of approximately $1.1 million, a decrease in interest expense of approximately $1.3 million, a decrease in distributions to preferred interest holders of approximately $1.4 million, and an increase in other income of $0.4 million.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance cost amortization of approximately $0.4 million and $0.6 million, respectively, were recognized for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2017 and 2016 are as follows:

	Year ended December 31, 2017	Year ended December 31, 2016	Change
Net cash flow provided by (used in):
Operating activities	$2,041,912	$167,590	$1,874,322
Investing activities	(100,107,167)	(29,988,936)	(70,118,231)
Financing activities	147,193,760	26,923,887	120,269,873

Cash flows provided by operating activities for the years ended December 31, 2017 and 2016 were approximately $2.0 million and $0.2 million, respectively, an increase of approximately $1.8 million. The increase in cash provided by operating activities is primarily the result of an improvement in our net loss, excluding depreciation and amortization, as a result of improved property operations due to increased physical occupancy and increased rent per occupied square foot and reduced interest expense. Additionally, favorable changes in working capital contributed to the increase in cash provided by operations.

Cash flows used in investing activities for the years ended December 31, 2017 and 2016 were approximately $100.1 million and $30.0 million, respectively, an increase of cash used in investing activities of approximately $70.1 million. The change in cash used in investing activities primarily relates to an increase in cash paid for the purchase of real estate and, to a lesser extent, increased investment in development properties in the current period.

Cash flows provided by financing activities for the years ended December 31, 2017 and 2016 were approximately $147.2 million and $26.9 million, respectively, an increase of approximately $120.3 million. The increase in cash provided by financing activities over the prior period was primarily the result of an increase of approximately $86.5 million from the net proceeds from the issuance of common stock, a decrease in cash used from the net change in debt principal outflows/inflows of approximately $18.7 million and the redemption of our preferred equity in our Operating Partnership of approximately $16.0 million in the prior year.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the remaining proceeds from our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering were paid by us or our Advisor. Our Advisor was required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. However, subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement. Operating cash flows are expected to increase as properties are added to our portfolio and as our properties continue to lease-up.

Distribution Policy

On December 18, 2017, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on January 1, 2018 and ending March 31, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0008 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders we will continue to make cash distributions. Until we are generating operating cash flow equivalent to or greater than our distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, and to fund some or all of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay cash distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific costs. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2017		Year Ended December 31, 2016
Distributions paid in cash — common stockholders	$3,313,927		$576,046
Distributions paid in cash — Operating Partnership unitholders	8,044		6,683
Distributions paid in cash — preferred unitholders	—		2,408,098
Distributions reinvested	4,803,792		1,112,347
Total distributions	$8,125,763		$4,103,174
Source of distributions
Cash flows provided by operations	$2,041,912	25.1%	$167,590	4.1%
Offering proceeds from Primary Offering	1,280,059	15.8%	2,823,237	68.8%
Offering proceeds from distribution reinvestment plan	4,803,792	59.1%	1,112,347	27.1%
Total sources	$8,125,763	100.0%	$4,103,174	100.0%

From our inception through December 31, 2017, we paid cumulative distributions of approximately $13.5 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative negative FFO attributable to our common stockholders of approximately $6.1 million which includes acquisition related expenses of approximately $5.7 million. For the year ended December 31, 2017, we paid distributions of approximately $8.1 million, as compared to FFO attributable to our common stockholders of approximately $0.8 million which includes acquisition related expenses of approximately $3.0 million. For the year ended December 31, 2016, we paid distributions of approximately $4.1 million, as compared to negative FFO attributable to our common stockholders of approximately $2.1 million which includes acquisition related expenses of approximately $1.0 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2015 from our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, distributions were paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the year ended December 31, 2017, distributions were was paid 25.1% from cash flows from operations and 74.9% from offering proceeds.

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

Indebtedness

As of December 31, 2017, we had approximately $5.8 million of outstanding consolidated indebtedness. As of December 31, 2017, all of our total consolidated indebtedness was at variable rates. See Note 5 – Secured Debt of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, undistributed funds from operations, and additional public or private offerings. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt; we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

		Payments due during the years ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage interest(1)(2)	$447,077	$248,028	$168,287	$30,762	$—
Mortgage principal(2)	5,849,462	—	5,053,000	796,462	—
Total contractual obligations	$6,296,539	$248,028	$5,221,287	$827,224	$—

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates in effect as of December 31, 2017. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)

In January 2018, we paid off the mortgage debt on our Arizona property of $5,053,000 which was otherwise due in May 2019. Included in mortgage interest is approximately $210,000 and $90,000, for the years ended December 31, 2018 and 2019, respectively, related to our Arizona mortgage debt. Please see Note 5 of the Notes to the Consolidated Financial Statements contained in this report for further details.

Off-Balance Sheet Arrangements

On November 9, 2017, one of our subsidiaries made a preferred equity investment in an entity that is developing a self storage facility. For more information please see Note 9 of the Notes to the Consolidated Financial Statements contained in this report. The investment is accounted for under the equity method of accounting. Other than the foregoing, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of December 31, 2017, our debt consisted of approximately $5.8 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2017:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	5,053,000	—	796,462	—	—	5,849,462
Average interest rate(1)	4.24%	4.39%	5.15%	5.15%	—	—	—

(1)

The average interest rate was calculated based on the rate in effect on December 31, 2017. In January 2018, we paid off the mortgage debt on our Arizona property of $5,053,000 which was otherwise due in May 2019. Included in the average interest rate is the effect of the 4.01% interest rate for the years ended December 31, 2018 and 2019, respectively, related to our Arizona mortgage debt. Please see Note 5 of the Notes to the Consolidated Financial Statements contained in this report for further details.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

we expect to file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2018 Proxy Statement. Only those sections of the 2018 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

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

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b)	See (a) 3 above.
(c)	See (a) 2 above.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 21, 2018.

STRATEGIC STORAGE GROWTH TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 21, 2018

/s/ Michael O. Terjung Michael O. Terjung	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 21, 2018

/s/ Leon Holmes Leon Holmes	Independent Director	March 21, 2018

/s/ Stephen G. Muzzy Stephen G. Muzzy	Independent Director	March 21, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Growth Trust, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Strategic Storage Growth Trust, Inc. (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Costa Mesa, California

March 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Growth Trust, Inc.

We have audited the accompanying consolidated balance sheet of Strategic Storage Growth Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2016 and 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Growth Trust, Inc. and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Los Angeles, California

March 23, 2017

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
Real estate facilities:
Land	$40,955,234	$24,315,650
Buildings	125,878,582	57,722,965
Site improvements	9,527,049	5,542,989
	176,360,865	87,581,604
Accumulated depreciation	(7,052,779)	(3,300,523)
	169,308,086	84,281,081
Construction in process	10,753,238	2,174,191
Real estate facilities, net	180,061,324	86,455,272
Cash and cash equivalents	52,720,171	3,642,631
Other assets, net	5,825,906	3,156,769
Debt issuance costs, net	465,378	292,160
Intangible assets, net	856,979	391,143
Total assets	$239,929,758	$93,937,975
LIABILITIES AND EQUITY
Secured debt, net	$5,594,779	$12,509,308
Accounts payable and accrued liabilities	3,800,992	1,499,984
Due to affiliates	3,406,088	963,535
Distributions payable	833,488	305,764
Total liabilities	13,635,347	15,278,591
Commitments and contingencies (Note 8)
Redeemable common stock	5,679,485	1,086,603
Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 18,942,639 and 8,607,246 shares issued and outstanding at December 31, 2017 and 2016, respectively	18,943	8,607
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 7,566,333 and 1,716,957 issued and outstanding at December 31, 2017 and 2016, respectively	7,567	1,717
Additional paid-in capital	247,552,584	92,442,198
Distributions	(10,655,612)	(2,010,167)
Accumulated deficit	(16,607,616)	(12,655,490)
Accumulated other comprehensive income (loss)	371,923	(153,079)
Total Strategic Storage Growth Trust, Inc. equity	220,687,789	77,633,786
Noncontrolling interests in our Operating Partnership	(72,863)	(61,005)
Total equity	220,614,926	77,572,781
Total liabilities and equity	$239,929,758	$93,937,975

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Revenues:
Self storage rental revenue	$13,641,041	$9,240,486	$4,708,208
Ancillary operating revenue	145,320	73,273	149,199
Total revenues	13,786,361	9,313,759	4,857,407
Operating expenses:
Property operating expenses	5,945,010	4,016,072	2,205,173
Property operating expenses – affiliates	1,755,632	982,736	558,250
General and administrative	2,135,876	1,865,419	1,224,892
Depreciation	3,930,501	2,169,600	1,161,013
Intangible amortization expense	873,164	1,128,959	946,146
Acquisition expenses - affiliates	2,023,134	753,090	822,798
Other property acquisition expenses	939,151	255,834	289,824
Total operating expenses	17,602,468	11,171,710	7,208,096
Operating loss	(3,816,107)	(1,857,951)	(2,350,689)
Other income (expense):
Interest expense	(120,241)	(1,420,961)	(651,479)
Interest expense – debt issuance costs	(398,149)	(636,467)	(375,319)
Other	378,555	(39,995)	1,766
Net loss	(3,955,942)	(3,955,374)	(3,375,721)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,365,704)	(1,893,841)
Less: Accretion of preferred equity costs	—	(76,724)	(296,548)
Net loss attributable to the noncontrolling interests in our Operating Partnership	3,816	25,341	100,338
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(3,952,126)	$(5,372,461)	$(5,465,772)
Net loss per Class A share—basic and diluted	$(0.17)	$(0.99)	$(4.59)
Net loss per Class T share—basic and diluted	$(0.17)	$(0.99)	$(4.59)
Weighted average Class A shares outstanding—basic and diluted	16,810,702	5,003,663	1,190,486
Weighted average Class T shares outstanding—basic and diluted	6,363,218	442,316	1,250

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net loss	$(3,955,942)	$(3,955,374)	$(3,375,721)
Other comprehensive loss:
Foreign currency translation adjustments	525,002	(153,079)	—
Comprehensive loss	(3,430,940)	(4,108,453)	(3,375,721)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,365,704)	(1,893,841)
Less: Accretion of preferred equity costs	—	(76,724)	(296,548)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	3,361	25,904	100,338
Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(3,427,579)	$(5,524,977)	$(5,465,772)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2017, 2016 and 2015

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2014	740,814	$741	—	$—	$4,839,882	$—	$(1,817,257)	$—	$3,023,366	$72,036	$3,095,402	$9,908,304	$—
Gross proceeds from issuance of common stock	1,887,318	1,887	17,951	18	18,918,202	—	—	—	18,920,107	—	18,920,107	—	—
Offering costs	—	—	—	—	(3,028,827)	—	—	—	(3,028,827)	—	(3,028,827)	—	—
Changes to redeemable common stock	—	—	—	—	(10,706)	—	—	—	(10,706)	—	(10,706)	—	10,706
Issuance of restricted stock	6,250	6	—	—	(6)	—	—	—	—	—	—	—	—
Distributions ($0.016 per share)	—	—	—	—	—	(37,073)	—	—	(37,073)	—	(37,073)	—	—
Distributions of common stock	40,730	41	135	—	(41)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(316)	(316)	—	—
Issuance of shares for distribution reinvestment plan	1,127	1	—	—	10,705	—	—	—	10,706	—	10,706	—	—
Stock based compensation expense	—	—	—	—	6,216	—	—	—	6,216	—	6,216	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(5,465,772)	—	(5,465,772)	—	(5,465,772)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(100,338)	(100,338)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	7,197,995	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,500,000)	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(17,995)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	296,548	—
Balance as of December 31, 2015	2,676,239	2,676	18,086	18	20,735,425	(37,073)	(7,283,029)	—	13,418,017	(28,618)	13,389,399	15,884,852	10,706
Gross proceeds from issuance of common stock	5,804,542	5,805	1,692,172	1,692	80,411,258	—	—	—	80,418,755	—	80,418,755	—	—
Offering costs	—	—	—	—	(8,723,496)	—	—	—	(8,723,496)	—	(8,723,496)	—	—
Changes to redeemable common stock	—	—	—	—	(1,112,347)	—	—	—	(1,112,347)	—	(1,112,347)	—	1,112,347
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(36,450)
Issuance of restricted stock	2,500	2	—	—	(2)	—	—	—	—	—	—	—	—
Distributions ($0.35 per share)	—	—	—	—	—	(1,973,094)	—	—	(1,973,094)	—	(1,973,094)	—	—
Distributions of common stock	18,694	19	584	1	(20)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,046)	(7,046)	—	—
Issuance of shares for distribution reinvestment plan	105,271	105	6,115	6	1,112,236	—	—	—	1,112,347	—	1,112,347	—	—
Stock based compensation expense	—	—	—	—	19,144	—	—	—	19,144	—	19,144	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(5,372,461)	—	(5,372,461)	—	(5,372,461)	—	—

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Growth Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(25,341)	(25,341)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(153,079)	(153,079)	—	(153,079)	—	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(15,961,576)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	76,724	—
Balance as of December 31, 2016	8,607,246	8,607	1,716,957	1,717	92,442,198	(2,010,167)	(12,655,490)	(153,079)	77,633,786	(61,005)	77,572,781	-	1,086,603
Gross proceeds from issuance of common stock	10,060,184	10,060	5,749,586	5,750	171,146,673	—	—	—	171,162,483	—	171,162,483	—	—
Offering costs	—	—	—	—	(15,711,584)	—	—	—	(15,711,584)	—	(15,711,584)	—	—
Changes to redeemable common stock	—	—	—	—	(4,803,792)	—	—	—	(4,803,792)	—	(4,803,792)	—	4,803,792
Rescission of common stock	(31,334)	(31)	—	—	(349,969)	—	—	—	(350,000)	—	(350,000)	—	—
Redemptions of common stock	(25,247)	(25)	—	—	—	—	—	—	(25)	—	(25)	—	(210,910)
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	3	—	3	—	—
Distributions ($0.40 per share)	—	—	—	—	—	(8,645,445)	—	—	(8,645,445)	—	(8,645,445)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,042)	(8,042)	—	—
Issuance of shares for distribution reinvestment plan	329,290	329	99,790	100	4,803,363	—	—	—	4,803,792	—	4,803,792	—	—
Stock based compensation expense	—	—	—	—	25,695	—	—	—	25,695	—	25,695	—	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(3,952,126)	—	(3,952,126)	—	(3,952,126)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,816)	(3,816)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	525,002	525,002	—	525,002	—	—
Balance as of December 31, 2017	18,942,639	$18,943	7,566,333	$7,567	$247,552,584	$(10,655,612)	$(16,607,616)	$371,923	$220,687,789	$(72,863)	$220,614,926	$—	$5,679,485

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(3,955,942)	$(3,955,374)	$(3,375,721)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,201,814	3,935,026	2,380,225
Expense related to issuance of restricted stock	25,695	19,144	6,216
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(495,494)	(300,273)	(501,401)
Accounts payable and accrued liabilities	1,180,447	690,502	747,237
Due to affiliates	85,392	(221,435)	70,733
Net cash provided by (used in) operating activities	2,041,912	167,590	(672,711)
Cash flows from investing activities:
Purchase of real estate	(88,250,000)	(25,389,653)	(42,871,250)
Additions and development to real estate facilities	(8,125,117)	(3,930,997)	(648,294)
Deposits on acquisitions of real estate facilities	(2,450,000)	(1,000,000)	(1,292,105)
Return of deposits on acquisitions of real estate facilities	—	331,714	500,000
Investment in equity method investment	(1,282,050)	—	—
Net cash used in investing activities	(100,107,167)	(29,988,936)	(44,311,649)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	5,000,000	7,950,000	28,754,614
Principal payments of revolving secured debt	(12,647,000)	(38,603,000)	—
Proceeds from the issuance of non-revolving secured debt	771,084	5,053,000	—
Debt issuance costs	(626,014)	(320,166)	(772,189)
Gross proceeds from issuance of common stock	171,980,653	79,620,048	18,961,011
Offering costs	(13,375,060)	(7,823,592)	(4,452,137)
Rescission of common stock	(350,000)	—	—
Redemptions of common stock	(237,932)	—	—
Distributions paid to preferred unitholders in our Operating Partnership	—	(2,408,098)	(1,081,208)
Distributions paid to common stockholders	(3,313,927)	(576,046)	(5,983)
Distributions to noncontrolling interests	(8,044)	(6,683)	—
Proceeds from issuance of preferred equity in our Operating Partnership	—	—	7,180,000
Redemption of preferred equity in our Operating Partnership	—	(15,961,576)	(1,500,000)
Net cash provided by financing activities	147,193,760	26,923,887	47,084,108
Impact of foreign exchange rate changes on cash and cash equivalents	(50,965)	(59,956)	—
Net change in cash and cash equivalents	49,077,540	(2,957,415)	2,099,748
Cash and cash equivalents, beginning of period	3,642,631	6,600,046	4,500,298
Cash and cash equivalents, end of period	$52,720,171	$3,642,631	$6,600,046
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$419,338	$1,589,570	$594,587
Interest capitalized	$275,726	$152,651	$—
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$400,000	$—	$—
Construction in process in accounts payable and accrued liabilities	$1,093,663	$—	$—
Proceeds from issuance of common stock in other assets	$—	$818,167	$25,640
Offering costs included in accounts payable and accrued liabilities	$—	$20,637	$58,886
Offering costs included in due to affiliates	$3,063,039	$939,946	$7,973
Distributions payable to common stockholders	$833,488	$305,764	$—
Increase in distributions payable to preferred unitholders in our Operating Partnership	$—	$—	$873,809
Stock distributions of common stock	$—	$20	$41
Issuance of shares pursuant to distribution reinvestment plan	$4,803,792	$1,112,347	$10,706
Redemptions of common stock included in accounts payable and accrued liabilities	$9,454	$36,450	$—
Preferred equity issuance costs	$—	$—	$17,995

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

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

Our Second Articles of Amendment and Restatement, as amended, authorize 350,000,000 shares of Class A common stock (“Class A Shares”), $0.001 par value per share and 350,000,000 shares of Class T common stock (“Class T Shares”), $0.001 par value per share and 200,000,000 shares of preferred stock with a par value of $0.001. On June 17, 2013, we commenced a private placement offering to accredited investors only for a maximum of $109.5 million in shares of common stock, including shares being offered pursuant to our distribution reinvestment plan (the “Private Offering”). On May 23, 2014, we satisfied the minimum offering requirements of $1 million from our Private Offering and commenced formal operations. We terminated the Private Offering on January 16, 2015. We raised gross offering proceeds of approximately $7.8 million from the issuance of approximately 830,000 shares pursuant to the Private Offering.

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares for approximately $193 million and $79 million respectively, in our Public Offering. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2017, we had sold approximately 222,000 Class A Shares and approximately 72,000 Class T Shares for approximately $2.6 million and $0.8 million, respectively, in our DRP Offering.

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of December 31, 2017 we owned 24 self storage facilities located in ten states (Arizona, California, Colorado, Florida, Illinois, Massachusetts, Nevada, North Carolina, South Carolina and Texas) and Canada (the Greater Toronto Area).

On April 13, 2017, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $11.56 (unaudited) for our Class A Shares and

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016.

As a result of the calculation of our estimated value per share, effective in May 2017, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of our common stock of $11.56 (unaudited) per share for Class A and Class T Shares.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2017, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, SS Growth TRS, Inc., a Delaware corporation (the “TRS”) which was formed on March 14, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on March 12, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space Storage, Inc. (“Extra Space”) for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property.

On October 1, 2017, our Property Manager terminated each sub-property management with Extra Space and our Property Manager now manages all of our properties directly. In connection therewith an affiliate of our Property Manager acquired the “SmartStop® Self Storage” brand from Extra Space. We began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. Please see Note 7 – Related Party Transactions – Property Management Agreement.

All properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and branded using the SmartStop® Self Storage brand.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

As we accepted subscriptions for shares of our common stock, we transferred the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Public Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

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

As of December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in a VIE other than one preferred equity investment, which is accounted for under the equity method of accounting. Other than the preferred equity investment, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

December 31, 2017, 2016 and 2015

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $1.3 million and approximately $0.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2017 and 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. During the years ended December 31, 2017, 2016 and 2015 we expensed approximately $3.1 million, $1.0 million and $1.1 million, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2017, 2016 and 2015, no impairment losses were recognized.

Real Estate Held for Sale

We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale is classified as “real estate held for sale” in the accompanying consolidated financial statements for the periods when it was held for sale. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on our consolidated statements of operations, consistent with current accounting guidance. As of December 31, 2017 and December 31, 2016, there was no real estate classified as held for sale.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

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

Real Estate Facilities

Real estate facilities are recorded based on fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2017 and 2016, the gross amounts allocated to in-place lease intangibles were approximately $4.1 million and approximately $2.7 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $3.2 million and approximately $2.3 million, respectively.

Total estimated amortization expense of intangible assets for the years ending December 31, 2018 and 2019 is approximately $0.8 million and $0.1 million, respectively, and none for the years thereafter.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such amount as of December 31, 2017 and 2016 totaled approximately $0.5 million and approximately $0.3 million, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amounts as of December 31, 2017 and 2016 totaled approximately $0.3 million and approximately $0.2 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organizational and Offering Costs

Our Advisor funded organization and offering costs on our behalf. We were required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor was required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs were recognized as a liability when we had a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Private Offering (which occurred on May 23, 2014). If at any point in time we determined that the total organization and offering costs were expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we would have recognized such excess as a capital contribution from our Advisor. Subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

December 31, 2017, 2016 and 2015

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

For the year ended December 31, 2017, we received redemption requests totaling approximately 22,000 shares and approximately $211,000. Such requests were fulfilled in April, July and October 2017 and January 2018. For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares and approximately $36,000. Such request was fulfilled in January 2017.

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

December 31, 2017, 2016 and 2015

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

We had no assets or liabilities that required fair value measurements on a recurring basis at December 31, 2017 and 2016.

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

December 31, 2017, 2016 and 2015

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will be applied using the modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2017 and 2016, we did not have any restricted cash. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017 and shall be applied on a prospective basis. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, certain transaction costs will be capitalized rather than expensed.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2017 and 2016:

Real estate facilities
Balance at December 31, 2015	$60,329,399
Facility acquisitions	25,720,271
Finalized purchase price allocations related to fourth quarter 2015 acquisitions	563,811
Insured property damage(1)	(510,872)
Impact of foreign exchange rate changes	(33,587)
Improvements and additions	1,512,582
Balance at December 31, 2016	87,581,604
Facility acquisitions	87,311,000
Impact of foreign exchange rate changes	270,585
Asset disposals	(133,985)
Improvements and additions	1,331,661
Balance at December 31, 2017	$176,360,865
Accumulated depreciation
Balance at December 31, 2015	$(1,157,113)
Depreciation expense	(2,143,410)
Balance at December 31, 2016	(3,300,523)
Asset disposals	133,985
Depreciation expense	(3,886,241)
Balance at December 31, 2017	$(7,052,779)

(1)

Insured property damage was incurred at our San Antonio I property during the year ended December 31, 2016. An insurance claim was submitted that covered the estimated repair costs with the exception of our $25,000 insurance deductible. In accordance with GAAP we recorded the insurance proceeds in other assets. The property remained open and neither the damage, nor the repair process impacted our operations.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

The following tables summarize the purchase price allocations for our acquisitions during the years ended December 31, 2017 and 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2017 Revenue(2)	2017 Property Operating Income (Loss)(3)
Elk Grove – IL(4)	01/13/17	$10,042,000	$58,000	$10,100,000	$—	$400,996	$(304,960)	(9)
Garden Grove – CA(5)	03/16/17	18,400,000	—	18,400,000	—	320,280	(77,192)	(9)
Asheville II – NC	05/11/17	4,693,406	250,000	4,943,406	—	312,246	173,997
Asheville III – NC	05/11/17	5,026,594	280,000	5,306,594	—	320,099	178,946
Sarasota – FL(6)	05/23/17	6,700,000	—	6,700,000	—	85,861	(73,168)	(9)
Mount Pleasant – SC(7)	07/17/17	5,675,000	25,000	5,700,000	—	89,353	(38,119)	(9)
Nantucket – MA	08/22/17	36,774,000	726,000	37,500,000	—	1,005,308	832,373
2017 Total		$87,311,000	$1,339,000	$88,650,000	$—	$2,534,143	$691,877

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2016 Revenue(2)	2016 Property Operating Income(3)
San Antonio II – TX	01/06/16	$11,659,852	$443,773	$12,103,625	$7,950,000	$995,515	$334,383
Stoney Creek – TOR – CAN(8)	02/11/16	1,516,032	—	1,516,032	—	—	—
Torbarrie – TOR – CAN(8)	05/17/16	2,321,580	—	2,321,580	—	—	—
Baseline – AZ(10)	05/26/16	7,222,807	—	7,222,807	5,053,000	167,788	12,444
Asheville I – NC(8)	12/30/16	3,000,000	—	3,000,000	—	—	—
2016 Total		$25,720,271	$443,773	$26,164,044	$13,003,000	$1,163,303	$346,827

(1)	The allocations noted above are based on a determination of the fair value of the total consideration provided and represent cash paid for the transaction.
(2)	The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(3)

Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses and costs incurred in connection with the property management changes.

(4)

We acquired the Elk Grove Property, a lease-up property, with initial occupancy of approximately 32% (unaudited). The property’s occupancy has increased to approximately 60% (unaudited) as of December 31, 2017.

(5)

We acquired the Garden Grove Property, a lease-up property, with initial occupancy of approximately 9% (unaudited). The property’s occupancy has increased to approximately 57% (unaudited) as of December 31, 2017.

(6)	We acquired the Sarasota Property, a lease-up property, with initial occupancy of 0% (unaudited). The property’s occupancy has increased to approximately 53% (unaudited) as of December 31, 2017.
(7)

We acquired the Mount Pleasant Property, a lease-up property, with initial occupancy of 17% (unaudited). The property’s occupancy has increased to approximately 33% (unaudited) as of December 31, 2017.

(8)	Stoney Creek, Torbarrie and Asheville are self storage properties that are under construction.
(9)

These are all lease-up properties and we believe that in the future, these properties will provide additional operating income and cash flows as they stabilize. However, given the lease-up nature of such properties, they initially have a negative impact on our results of operations until occupancy and rates stabilize.

(10)	We acquired the Baseline Property, a lease-up property, with initial occupancy of 0% (unaudited). The property’s occupancy has increased to approximately 88% (unaudited) as of December 31, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

During 2016 we completed the purchase price allocations for San Antonio II, Stoney Creek, Torbarrie, Baseline and Asheville I. As a result of finalizing purchase price allocations we recognized during the fourth quarter measurement period adjustments, which had the aggregate impact of increasing our allocation to land by approximately $2.8 million, with reductions to buildings, site improvements and intangible assets of approximately $0.8 million, $1.5 million and $0.5 million, respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter to our consolidated statement of operations, which had the aggregate impact of a decrease to depreciation expense of approximately $0.1 million and a decrease to intangible amortization expense of approximately $0.2 million for the year.

During 2017 we completed the purchase price allocations for all acquisitions acquired in 2017. As a result of finalizing purchase price allocations we recognized during the fourth quarter measurement period adjustments, which had the aggregate impact of increasing our allocation to land and intangible assets by approximately $20,000 and $58,000, respectively, with reductions to buildings and site improvements of approximately $75,000 and $3,000, respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter to our consolidated statement of operations, which had the aggregate impact of a decrease to depreciation expense of approximately $1,300 and an increase to intangible amortization expense of approximately $53,000 for the year.

We incurred acquisition fees to our Advisor related to the above properties of approximately $1.6 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2017 and 2016, generally as if the Company’s acquisitions that occurred during 2017 and 2016 had occurred as of January 1, 2016 and 2015, respectively. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Pro forma revenue	$16,045,243	$13,076,995
Pro forma operating expenses	(16,974,268)	(14,384,811)
Pro forma net loss attributable to common shareholders	(1,073,269)	(4,972,326)

The pro forma financial information for the years ended December 31, 2017 and 2016 were adjusted to exclude approximately $2.3 million and $0.7 million, respectively, for acquisition related expenses.

Note 5. Secured Debt

KeyBank Facility

On July 31, 2014, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a senior secured revolving loan (the “KeyBank Facility”) from KeyBank National Association (“KeyBank”) pursuant to a credit agreement for the purpose of funding real property acquisitions.

The KeyBank Facility had an initial maturity date of July 31, 2017, but was extended through December 31, 2017. The KeyBank Facility was full recourse, jointly and severally, to us and the Borrower and was secured by cross-collateralized first mortgage liens on the 13 Mortgaged Properties (as defined in the Credit Agreement). The KeyBank Facility accrued interest at the Borrower’s option of either (i) LIBOR plus 325 basis points, or (ii) Base Rate plus 225 basis points. Base Rate was the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 basis points was assessed on the average daily unused amount of the maximum potential amount we may borrow. The KeyBank Facility contained a number of other customary terms and covenants.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

On December 20, 2017, we entered into a new credit agreement (the “Amended Credit Agreement”) with KeyBank and obtained a new senior secured revolving loan (the “Amended KeyBank Facility”) with has a term of one year, maturing on December 20, 2018. The maximum potential amount we may borrow under the Amended KeyBank Facility is $50 million.

Payments due pursuant to the Amended KeyBank Facility are interest-only for the one year term. The Amended KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 225 basis points, or (ii) Base Rate plus 125 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 20 or 25 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow if the unused maximum potential amount is greater than or equal to 50% or less than 50%, respectively. As of December 31, 2017, the interest rate was approximately 3.61% which was based on LIBOR plus 225 basis points.

The Amended KeyBank Facility is full recourse, jointly and severally, to us and the Borrower and is secured by cross-collateralized first mortgage liens on the 14 Mortgaged Properties (as defined in the Amended Credit Agreement). The Amended KeyBank Facility may be prepaid or terminated at any time without penalty, provided, however, that KeyBank shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated December 20, 2017, in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Facility.

Under certain conditions, we may cause the release of one or more of the properties serving as collateral for the Amended KeyBank Facility, subject to a requirement that no default or event of default is then outstanding or would reasonably occur as a result of such release, including compliance with the Pool Debt Yield Ratio (as defined in the Amended Credit Agreement).

The Amended KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 45% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Pool Debt Yield Ratio of no less than 12%; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 40%; (2) a Tangible Net Worth not less than (a) the Tangible Net Worth at closing, plus (b) 85% of Net Equity; (3) a Fixed Charge Ratio of no less than 1.5 to 1.0; (4) a Minimum Liquidity amount of at least $3 million; (5) any time when either (i) the Total Leverage Ratio is in excess of 25%, or (ii) the Fixed Charge Ratio is less than 3.5 to 1.0, a ratio of (a) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement to (b) the sum of the Indebtedness, not in excess of 30%; and (6) a Loan to Value Ratio of not greater than forty-five percent (45%).

As of December 31, 2017, there was no outstanding principal balance under the Amended KeyBank Facility.

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan had a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan were interest-only and due on the first day of each month. The Baseline Loan had a variable interest rate, which adjusted monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum. As of December 31, 2017, the interest rate was approximately 4.10%, which was based on LIBOR plus 275 basis points.

The Baseline Loan was secured by a first lien deed of trust on the Baseline Property. We could prepay the Baseline Loan at any time, without penalty, in whole or in part. Pursuant to that certain guaranty, dated May 26, 2016, in favor of TCF, we provided a guaranty of the Baseline Loan.

The Baseline Loan was paid in full in January 2018.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

Torbarrie Loan

In connection with the redevelopment of one of our properties in Toronto, Canada (the “Torbarrie Property”), on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which, as amended, allows for borrowings up to approximately $10.3 million CAD. The Torbarrie Loan has a maturity date of September 1, 2021. Payments due under the Torbarrie Loan are initially interest-only and due in arrears on the first day of each month. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 3.2% as of December 31, 2017 (in no event will the interest rate fall below 4.65% per annum). The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto, and is cross-collateralized to the Stoney Creek Property. The Torbarrie Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants. As of December 31, 2017, no amounts were drawn on the Torbarrie Loan.

The Stoney Creek Loan

On May 3, 2017, a subsidiary of our Operating Partnership which owns our property in the Stoney Creek area of Toronto, Canada (the “Stoney Creek Property”) entered into a construction loan agreement (the “Stoney Creek Loan”) with First National which, as amended, allows for borrowings up to approximately $7.8 million CAD. The Stoney Creek Loan has a maturity date of October 1, 2021. Payments due under the Stoney Creek Loan are initially interest-only and due in arrears on the first day of each month. The Stoney Creek Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Stoney Creek loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Stoney Creek Loan will bear interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Stoney Creek loan agreement), which was approximately 3.2% as of December 31, 2017 (in no event will the interest rate fall below 4.65% per annum). The Stoney Creek Loan is secured by a first lien deed of trust on the Stoney Creek Property and is cross-collateralized to the Torbarrie Property. The Stoney Creek Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Stoney Creek Loan and the loan agreement for the Stoney Creek Loan contains a number of other customary terms and covenants. As of December 31, 2017, approximately $0.8 million USD was drawn on the Stoney Creek Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2017:

2018	$—
2019	5,053,000
2020	—
2021	796,462
2022	—
2023 and thereafter	—
Total payments	$5,849,462
Non-revolving debt issuance costs, net	(254,683)
Total	$5,594,779

Note 6. Preferred Equity in the Operating Partnership

Issuance of Preferred Units by our Operating Partnership

On July 31, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SSTI Preferred Investor, LLC (the “Preferred Investor”). Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $18.1 million through a preferred equity investment in our Operating Partnership (the “Investment”), to be used solely for investments in self storage

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

properties, as described in the underlying documents, in exchange for up to 724,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions.

During 2014 and 2015, in a number of transactions, the Preferred Investor invested a total of approximately $17.5 million in our Operating Partnership and was issued approximately 700,000 Preferred Units. In September 2015, we redeemed $1.5 million of the Liquidation Amount of the Preferred Units.

Such Preferred Units were owned by Extra Space subsequent to the Merger. During the year ended December 31, 2016, we redeemed the remaining approximately $16 million in Liquidation Amount of the Preferred Units outstanding and approximately $1.5 million in Deferred Distributions owed thereon. No further Preferred Units are outstanding and no further Deferred Distributions are owed, such that we no longer have any remaining obligations related to the Preferred Units.

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

December 31, 2017, 2016 and 2015

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

For the year ended December 31, 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2017, 2016 and 2015

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated each sub-property management agreement with Extra Space, and we amended each of our corresponding property management agreements as described below. To the extent a termination fee would have been owed by any of our property-owning subsidiaries had its corresponding property management agreement with our Property Manager been terminated, each such property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreements. The aggregate costs incurred in connection with the property management changes were approximately $0.2 million. This amount was included in property operating expenses – affiliates in the accompanying consolidated statements of operations for the year ended December 31, 2017.

Property Management Subsequent to September 30, 2017

In connection with the termination of each sub-property management agreement, each corresponding property management agreement was amended effective as of October 1, 2017. Pursuant to the amended property management agreements, our Property Manager receives: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we have agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. The property management agreements have a three year term and automatically renew for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

In connection with the change in our property management operations, each of our stores in the United States were rebranded under the “SmartStop® Self Storage” brand.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2016 and 2017, as well as any related amounts payable as of December 31, 2016 and 2017:

	Year Ended December 31, 2016			Year Ended December 31, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$545,696	$561,480	$9,915	$770,835	$723,044	$57,706
Asset management fees	417,217	409,967	7,250	736,757	728,382	15,625
Property management fees(1)	565,519	565,519	—	1,018,875	1,018,875	—
Acquisition costs	753,090	863,741	6,424	2,023,134	1,993,908	35,650
Debt issuance costs	65,015	167,265	—	—	—	—
Capitalized
Debt issuance costs	—	—	—	3,983	3,983	—
Acquisition costs	—	—	—	150,000	150,000	—
Additional Paid-in Capital
Selling commissions	5,348,277	5,348,277	—	9,205,704	9,205,704	—
Dealer Manager fees	1,474,763	1,380,898	99,026	3,057,148	3,156,174	—
Stockholder servicing fees(2)	873,133	32,213	840,920	3,063,039	606,852	3,297,107
Offering costs	431,718	434,530	—	166,190	166,190	—
Total	$10,474,428	$9,763,890	$963,535	$20,195,665	$17,753,112	$3,406,088

(1)

During the years ended December 31, 2016 and 2017, property management fees include approximately $475,000 and approximately $926,000, respectively, of fees paid to the sub-property manager of our properties.

(2)

The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

Extra Space Self Storage

In connection with the merger of SmartStop Self Storage, Inc. into Extra Space, certain of our executive officers, including H. Michael Schwartz, Paula Mathews, Michael McClure and James Berg, received units of limited partnership interest in Extra Space Storage LP, the operating partnership for Extra Space, in exchange for units of limited partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop, owned by such executives.

Tenant Insurance

We offer a tenant insurance plan to customers at our properties pursuant to which, as of October 1, 2017, we receive 50% of the net revenues generated from such tenant insurance and our Property Manager or an affiliate receives the other 50% of such net revenues.

Storage Auction Program

In March of 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. Our Property Manager may in the future utilize the Auction Company, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $11.56 (unaudited) per Class A Share and Class T Share. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of December 31, 2017, we had sold approximately 2.6 million Class A Shares and approximately 0.8 million Class T Shares in our DRP Offering.

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

December 31, 2017, 2016 and 2015

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

For the year ended December 31, 2016, we received one redemption request for approximately 4,000 shares (approximately $36,000) which was fulfilled in January 2017. For the year ended December 31, 2017, we received redemption requests totaling approximately 22,000 shares (approximately $211,000) which were fulfilled in April, July and October 2017 and January 2018. As of December 31, 2017, we had issued approximately 542,000 shares (approximately $5.9 million) under our distribution reinvestment plan.

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

December 31, 2017, 2016 and 2015

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 9. Potential Acquisitions

Gilbert, Arizona

On April 5, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Gilbert, AZ (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with the net proceeds from our Public Offering and/or through a drawdown on our Amended KeyBank Facility. If we fail to acquire the Riggs Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $1.0 million as a result.

On November 9, 2017, one of our subsidiaries made a preferred equity investment of approximately $1.25 million in the entity that is developing the Riggs Road Property. Such investment will be redeemed upon purchase of the completed property and has a preferred return of 8% to be paid quarterly, with an additional 4% preferred return paid upon closing of the property.

Las Vegas, Nevada

On May 9, 2017, one of our subsidiaries entered into an assignment with a subsidiary of our Sponsor in which the subsidiary of our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Las Vegas, NV (the “Deer Springs Property”). The purchase price for the Deer Springs Property is approximately $9.2 million, plus closing costs and acquisition fees. We expect the acquisition of the Deer Springs Property to close in the third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with the net proceeds from our Public Offering and/or through a drawdown on our Amended KeyBank Facility. If we fail to acquire the Deer Springs Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $0.5 million as a result.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2017 and 2016, respectively:

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$2,704,431	$3,048,381	$3,804,702	$4,228,847
Total operating expenses	3,619,475	4,097,677	5,693,427	4,191,889
Operating income (loss)	(915,044)	(1,049,296)	(1,888,725)	36,958
Net income (loss)	(1,091,592)	(1,128,050)	(1,791,570)	55,270
Net income (loss) attributable to common stockholders	(1,090,197)	(1,126,969)	(1,790,415)	55,455
Net loss per Class A share-basic and diluted	(0.08)	(0.04)	(0.07)	0.00
Net loss per Class T share-basic and diluted	(0.08)	(0.04)	(0.07)	0.00

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$2,072,885	$2,249,591	$2,437,082	$2,554,201
Total operating expenses	2,979,250	2,954,341	2,486,959	2,751,160
Operating loss	(906,365)	(704,750)	(49,877)	(196,959)
Net loss	(1,520,001)	(1,279,833)	(571,599)	(583,941)
Net loss attributable to common stockholders	(2,021,593)	(1,783,520)	(964,435)	(602,913)
Net loss per Class A share-basic and diluted	(0.63)	(0.39)	(0.17)	(0.09)
Net loss per Class T share-basic and diluted	(0.63)	(0.39)	(0.17)	(0.09)

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

Also as discussed in Note 3, during the fourth quarter of 2017 we completed the purchase price allocations for the properties acquired during 2017 and we recognized cumulative measurement period adjustments in our consolidated statement of operations. If such measurement period adjustments were retroactively recorded they would have had the aggregate impact of decreasing depreciation by approximately $400, $400 and $500 and increasing intangible amortization expense by approximately $35,000, $18,000 and $400, respectively related to the first, second and third quarters of 2017. The cumulative measurement period adjustments were recorded in the fourth quarter of 2017.

Note 11. Declaration of Distributions

Cash Distribution Declaration

On December 18, 2017, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on January 1, 2018 and ending March 31, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0008 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Subsequent Events

Completed Acquisitions

Pembroke Pines Property

On February 1, 2018, we closed on a self storage facility located in Pembroke Pines, Florida for a purchase price of approximately $15.7 million, plus closing costs and acquisition fees, which was funded with the net proceeds from our Offering. We incurred acquisition fees of approximately $0.3 million in connection with the acquisition.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

Riverview Property

On February 21, 2018, we closed on a self storage facility located in Riverview, Florida for a purchase price of approximately $7.8 million, plus closing costs and acquisition fees, which was funded with net proceeds from our Offering. We incurred acquisition fees of approximately $0.1 million in connection with the acquisition.

Eastlake Property

On March 9, 2018, we closed on a self storage facility located in Eastlake, California for a purchase price of approximately $17.0 million, plus closing costs and acquisition fees, which was funded with net proceeds from our Offering. We incurred acquisition fees of approximately $0.3 million in connection with the acquisition.

Potential Acquisitions

Mckinney Property

On March 6, 2018, we entered into a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing self storage facility located in McKinney, Texas (the “McKinney Property”). The purchase price for the McKinney Property is approximately $10.6 million, plus closing costs and acquisition fees. We expect the acquisition of the McKinney Property to close in the second quarter of 2018. We expect to fund such acquisition with the net proceeds from our Offering and our Amended KeyBank Facility. If we fail to acquire the McKinney Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Cash Distribution Declaration

On March 14, 2018, our board of directors declared a daily distribution in the amount of $0.0010958904 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2018 and ending June 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0008 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Distribution Reinvestment Plan Offering

As of March 15, 2018, we have issued approximately 0.4 million shares of our common stock for gross proceeds of approximately $4.8 million, pursuant to our DRP Offering.

Tenant Insurance Joint Venture

In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties.  To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture, Strategic Storage TI Services GT JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI GT, LLC (“SS TI GT”).  Under the terms of the TI Joint Venture agreement, the TRS will receive 50% of the net economics generated from such tenant insurance and SS TI GT will receive the other 50% of such net revenues.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2017

				Initial Cost to Company					Gross Carrying Amount at December 31, 2017
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Fort Pierce	FL	$—		$700,000	$3,060,000	$3,760,000	$122,945		$700,000	$3,182,945	$3,882,945		$(388,608)	2008	7/31/2014
Las Vegas I	NV	—		2,180,000	6,865,000	9,045,000	241,259		2,180,000	7,106,259	9,286,259		(523,570)	1999	7/31/2014
Las Vegas II	NV	—		1,380,000	4,460,000	5,840,000	216,529		1,380,000	4,676,529	6,056,529		(859,444)	1996	9/29/2014
Colorado Springs	CO	—		1,510,000	2,526,875	4,036,875	435,279		1,510,000	2,962,154	4,472,154		(250,968)	1983	1/29/2015
Riverside	CA	—		220,000	1,766,875	1,986,875	378,839		220,000	2,145,714	2,365,714		(178,065)	1980	2/05/2015
Stockton	CA	—		150,000	1,356,875	1,506,875	140,477		150,000	1,497,352	1,647,352		(341,641)	1984	2/05/2015
Azusa	CA	—		1,260,000	2,716,875	3,976,875	256,206		1,260,000	2,973,081	4,233,081		(360,664)	1986	2/05/2015
Romeoville	IL	—		480,000	2,766,875	3,246,875	343,194		480,000	3,110,069	3,590,069		(356,202)	1986	2/05/2015
Elgin	IL	—		110,000	546,875	656,875	348,381		110,000	895,256	1,005,256		(111,401)	1986	2/05/2015
San Antonio I	TX	—		4,069,211	7,122,002	11,191,213	15,392		4,069,212	7,137,393	11,206,605		(480,855)	1998	12/17/2015
Kingwood	TX	—		3,622,192	4,162,277	7,784,469	41,457		3,622,192	4,203,734	7,825,926		(317,308)	2001	12/17/2015
Aurora	CO	—		1,154,219	5,943,909	7,098,128	41,192		1,154,219	5,985,101	7,139,320		(518,087)	2015	12/17/2015
San Antonio II	TX	—		2,406,214	9,253,638	11,659,852	24,568		2,406,214	9,278,206	11,684,420		(616,761)	2004	1/06/2016
Stoney Creek – TOR – CAN(1)		796,462		1,516,032	—	1,516,032	168,777	(2)	1,684,809	—	1,684,809		—	N/A	2/11/2016
Torbarrie – TOR – CAN(1)		—		1,422,904	898,676	2,321,580	68,220	(2)	1,465,744	924,056	2,389,800		—	1980	5/17/2016
Phoenix	AZ	5,053,000	(3)	710,796	6,512,011	7,222,807	26,983		710,796	6,538,994	7,249,790		(358,622)	2016	5/26/2016
Asheville I	NC	—		1,421,684	1,578,316	3,000,000	—		1,421,684	1,578,316	3,000,000		—	1982	12/30/2016
Elk Grove	IL	—		1,383,000	8,659,000	10,042,000	44,574		1,383,000	8,703,574	10,086,574		(296,688)	2016	1/13/2017
Garden Grove	CA	—		4,376,364	14,023,636	18,400,000	175,331		4,376,364	14,198,967	18,575,331		(367,748)	2017	3/16/2017
Asheville II	NC	—		1,720,000	2,973,406	4,693,406	19,504		1,720,000	2,992,910	4,712,910		(112,166)	1992	5/11/2017
Asheville III	NC	—		1,930,000	3,096,594	5,026,594	41,418		1,930,000	3,138,012	5,068,012		(88,343)	1994	5/11/2017
Sarasota	FL	—		688,000	6,012,000	6,700,000	25,985		688,000	6,037,985	6,725,985		(117,204)	2017	5/23/2017
Mount Pleasant	SC	—		1,015,000	4,660,000	5,675,000	23,024		1,015,000	4,683,024	5,698,024		(66,991)	2016	7/17/2017
Nantucket	MA	—		5,318,000	31,456,000	36,774,000	—		5,318,000	31,456,000	36,774,000		(341,443)	2002	8/22/2017
		$5,849,462		$40,743,616	$132,417,715	$173,161,331	$3,199,534		$40,955,234	$135,405,631	$176,360,865	(4)	$(7,052,779)

(1)	This property is located in Ontario, Canada.
(2)	The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.
(3)	In January 2018, we paid off the mortgage debt on our Arizona property of $5,053,000 which was otherwise due in May 2019.
(4)	The aggregate cost of real estate for United States federal income tax purposes is $186,004,189.

S-1

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

Activity in real estate facilities during 2017 was as follows:

2017
Real estate facilities
Balance at beginning of year	$87,581,604
Facility acquisitions	87,311,000
Impact of foreign exchange rate changes	270,585
Asset disposals	(133,985)
Improvements	1,331,661
Balance at end of year	$176,360,865
Accumulated depreciation
Balance at beginning of year	$(3,300,523)
Asset disposals	133,985
Depreciation expense	(3,886,241)
Balance at end of year	$(7,052,779)
Construction in process
Balance at beginning of year	$2,174,191
Additions	8,579,047
Balance at end of year	$10,753,238
Real estate facilities, net	$180,061,324

S-2

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

1.1

Amended and Restated Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

1.2

Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.1

Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2

Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3

Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4

Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on May 5, 2017, Commission File No. 333-21771

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on May 5, 2017, Commission File No. 333-217716

10.1

Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.2

Second Amended and Restated Advisory Agreement by and among Strategic Storage Growth Trust, Inc., SS Growth Operating Partnership, L.P. and SS Growth Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, Commission File No. 333-193480

10.3

Strategic Storage Growth Trust, Inc. Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-193480

10.4

Employee and Director Long-Term Incentive Plan of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, Commission File No. 333-193480

10.5

Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P. establishing Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.6

Series A Cumulative Redeemable Preferred Unit Purchase Agreement, incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

10.7

Six Property Portfolio Purchase and Sale Agreement, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on September 29, 2014, Commission File No. 333-193480

Exhibit No.	Description

10.8

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

10.10	Baseline Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 5, 2015, Commission File No. 333-193480

10.11

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

10.12	Arrington Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2015, Commission File No. 333-193480

10.13	Storage Spot Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2015, Commission File No. 333-193480

10.14	Assignment of the Burlington and Milton Properties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 19, 2015, Commission File No. 333-193480

10.15	Assignment of Oakville Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2016, Commission File No. 333-193480

10.16	San Antonio Sale Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 29, 2016, Commission File No. 000-55616

10.17	Garden Grove Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 26, 2017, Commission File No. 000-55616

10.18	Nantucket Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 28, 2017, Commission File No. 000-55616

10.19	Nantucket Assignment, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 28, 2017, Commission File No. 000-55616

10.20	First Amendment to Nantucket Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed on August 11, 2017, Commission File No. 000-55616

10.21	Amended and Restated Credit Agreement, dated December 20, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2017, Commission File No. 000-55616

10.22	KeyBank Guaranty, dated December 20, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2017, Commission File No. 000-55616

21.1	Subsidiaries of Strategic Storage Growth Trust, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

23.1*	Consent of Independent Registered Public Accounting Firm – CohnReznick, LLP

23.2*	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Independent Valuation Expert – Duff & Phelps, LLC

Exhibit No.	Description

101*

The following Strategic Storage Growth Trust, Inc. financial information for the Year Ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.