Form 10-Q
period 2018-03-31
Strategic Storage Growth Trust, Inc.
filed 2018-05-10
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, there were 19,036,233 outstanding shares of Class A common stock and 7,579,016 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$47,296,806	$40,955,234
Buildings	162,951,385	125,878,582
Site improvements	11,361,722	9,527,049
	221,609,913	176,360,865
Accumulated depreciation	(8,380,249)	(7,052,779)
	213,229,664	169,308,086
Construction in process	9,442,643	10,753,238
Real estate facilities, net	222,672,307	180,061,324
Cash and cash equivalents	5,787,681	52,720,171
Other assets, net	5,045,360	5,825,906
Debt issuance costs, net	355,922	465,378
Intangible assets, net	646,266	856,979
Total assets	$234,507,536	$239,929,758
LIABILITIES AND EQUITY
Secured debt, net	$2,340,502	$5,594,779
Accounts payable and accrued liabilities	4,260,463	3,800,992
Due to affiliates	3,262,515	3,406,088
Distributions payable	837,609	833,488
Total liabilities	10,701,089	13,635,347
Commitments and contingencies (Note 7)
Redeemable common stock	6,555,774	5,679,485
Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 19,034,444 and 18,942,639 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	19,035	18,943
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 7,594,917 and 7,566,333 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7,596	7,567
Additional paid-in capital	247,551,740	247,552,584
Distributions	(13,081,330)	(10,655,612)
Accumulated deficit	(17,230,460)	(16,607,616)
Accumulated other comprehensive income	59,406	371,923
Total Strategic Storage Growth Trust, Inc. equity	217,325,987	220,687,789
Noncontrolling interests in our Operating Partnership	(75,314)	(72,863)
Total equity	217,250,673	220,614,926
Total liabilities and equity	$234,507,536	$239,929,758

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Self storage rental revenue	$4,243,064	$2,686,487
Ancillary operating revenue	114,364	17,944
Total revenues	4,357,428	2,704,431
Operating expenses:
Property operating expenses	1,741,018	1,149,496
Property operating expenses – affiliates	555,697	299,327
General and administrative	756,538	581,134
Depreciation	1,345,528	679,105
Intangible amortization expense	210,713	198,588
Acquisition expenses – affiliates	112,580	609,019
Other property acquisition expenses	88,709	102,806
Total operating expenses	4,810,783	3,619,475
Operating loss	(453,355)	(915,044)
Other income (expense):
Interest expense	(41,429)	(15,100)
Interest expense – debt issuance costs	(140,712)	(148,239)
Other	12,183	(13,209)
Net loss	(623,313)	(1,091,592)
Net loss attributable to the noncontrolling interests in our Operating Partnership	469	1,395
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(622,844)	$(1,090,197)
Net loss per Class A share—basic and diluted	$(0.02)	$(0.08)
Net loss per Class T share—basic and diluted	$(0.02)	$(0.08)
Weighted average Class A shares outstanding—basic and diluted	18,982,872	10,981,585
Weighted average Class T shares outstanding—basic and diluted	7,581,269	2,948,658

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(623,313)	$(1,091,592)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(312,517)	46,417
Comprehensive loss	(935,830)	(1,045,175)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	705	1,328
Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(935,125)	$(1,043,847)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock								Total
	Class A		Class T					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Growth Trust, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	18,942,639	$18,943	7,566,333	$7,567	$247,552,584	$(10,655,612)	$(16,607,616)	$371,923	$220,687,789	$(72,863)	$220,614,926	$5,679,485
Offering costs	—	—	—	—	(8,004)	—	—	—	(8,004)	—	(8,004)	—
Changes to redeemable common stock	—	—	—	—	(1,401,583)	—	—	—	(1,401,583)	—	(1,401,583)	1,401,583
Redemptions of common stock	(1,049)	(1)	—	—	—	—	—	—	(1)	—	(1)	(525,294)
Distributions	—	—	—	—	—	(2,425,718)	—	—	(2,425,718)	—	(2,425,718)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,982)	(1,982)	—
Issuance of shares for distribution reinvestment plan	92,854	93	28,584	29	1,401,461	—	—	—	1,401,583	—	1,401,583	—
Stock based compensation expense	—	—	—	—	7,282	—	—	—	7,282	—	7,282	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(622,844)	—	(622,844)	—	(622,844)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(469)	(469)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(312,517)	(312,517)	—	(312,517)	—
Balance as of March 31, 2018	19,034,444	$19,035	7,594,917	$7,596	$247,551,740	$(13,081,330)	$(17,230,460)	$59,406	$217,325,987	$(75,314)	$217,250,673	$6,555,774

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(623,313)	$(1,091,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,696,953	1,025,932
Expense related to issuance of restricted stock	7,282	5,476
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(656,089)	(870,895)
Accounts payable and accrued liabilities	(461,387)	(56,059)
Due to affiliates	29,994	75,189
Net cash used in operating activities	(6,560)	(911,949)
Cash flows from investing activities:
Purchase of real estate	(39,744,323)	(28,100,000)
Additions and development to real estate	(2,570,739)	(722,387)
Deposits on acquisitions of real estate facilities	(100,000)	(575,000)
Distributions from preferred investment	37,800	—
Net cash used in investing activities	(42,377,262)	(29,397,387)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	—	5,000,000
Principal payments of revolving secured debt	—	(12,647,000)
Proceeds from issuance of non-revolving secured debt	1,825,747	—
Principal payments of non-revolving secured debt	(5,053,000)	—
Debt issuance costs	(67,025)	(18,218)
Gross proceeds from issuance of common stock	—	129,647,363
Offering costs	(197,801)	(9,820,849)
Redemptions of common stock	(9,471)	(36,450)
Distributions paid to common stockholders	(1,020,014)	(422,745)
Distributions paid to noncontrolling interests	(1,982)	(1,981)
Net cash provided by (used in) financing activities	(4,523,546)	111,700,120
Impact of foreign exchange rate changes on cash and cash equivalents	(25,122)	(5,783)
Net change in cash and cash equivalents	(46,932,490)	81,385,001
Cash and cash equivalents, beginning of period	52,720,171	3,642,631
Cash and cash equivalents, end of period	$5,787,681	$85,027,632
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$58,056	$139,361
Interest capitalized	$96,728	$93,051
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$1,550,000	$—
Construction in process in accounts payable and accrued liabilities	$1,294,912	$—
Construction in process placed in service	$4,006,921	$—
Proceeds from issuance of common stock in other assets	$—	$4,648,961
Offering costs included in due to affiliates	$3,107,310	$2,718,126
Distributions payable to common stockholders	$837,609	$566,058
Issuance of shares pursuant to distribution reinvestment plan	$1,401,583	$617,426
Redemptions of common stock included in accounts payable and accrued liabilities	$525,294	$53,131

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares for approximately $193 million and $79 million respectively, in our Public Offering. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2018, we had sold approximately 315,000 Class A Shares and approximately 101,000 Class T Shares for approximately $3.6 million and $1.2 million, respectively, in our DRP Offering.

 We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of March 31, 2018 we owned 27 self storage facilities located in ten states (Arizona, California, Colorado, Florida, Illinois, Massachusetts, Nevada, North Carolina, South Carolina and Texas) and Canada (the Greater Toronto Area).

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On April 19, 2018, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $11.58 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2017.

As a result of the calculation of our estimated value per share, effective in May 2018, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of our common stock of $11.58 per share for Class A and Class T Shares.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2018, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

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

On October 1, 2017, our Property Manager terminated each sub-property management with Extra Space and our Property Manager now manages all of our properties directly. In connection therewith an affiliate of our Property Manager acquired the “SmartStop® Self Storage” brand from Extra Space. We began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. Please see Note 6 – Related Party Transactions – Property Management Agreement.

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

March 31, 2018

(Unaudited)

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

As of March 31, 2018 and December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in a VIE other than one preferred equity investment, which is accounted for under the equity method of accounting. Other than the preferred equity investment, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs, as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the three months ended March 31, 2018, we acquired three properties that did not meet the revised definition of a business, and we capitalized approximately $0.7 million of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the three months ended March 31, 2018 and 2017, we expensed approximately $0.2 million and $0.7 million, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2018 and 2017, no impairment losses were recognized.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future

Real Estate Facilities

Real estate facilities are recorded based on relative fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2018 and December 31, 2017, the gross amounts allocated to in-place lease intangibles were approximately $4.1 million and $4.1 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $3.4 million and $3.2 million, respectively.

The total estimated amortization expense of intangible assets for the years ending December 31, 2018 and 2019 is approximately $0.6 million and $0.1 million, respectively, and none for the years thereafter.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such net amount as of March 31, 2018 and December 31, 2017 totaled approximately $0.4 million and $0.5 million, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amounts as of March 31, 2018 and December 31, 2017 totaled approximately $0.2 million and $0.3 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

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

March 31, 2018

(Unaudited)

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

For the three months ended March 31, 2018, we received quarterly redemption requests totaling approximately 56,000 shares and approximately $525,000. Such requests were fulfilled as applicable in April 2018. For the year ended December 31, 2017, we received redemption requests totaling approximately 22,000 shares and approximately $211,000. Such requests were fulfilled as applicable in April, July, and October 2017 and January 2018.

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

March 31, 2018

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

We had no assets or liabilities that required fair value measurements on a recurring basis at March 31, 2018 and December 31, 2017.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will be applied using the modified retrospective approach. We have determined that our self storage rental revenues are not subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2018:

Real estate facilities
Balance at December 31, 2017	$176,360,865
Facility acquisitions	41,294,323
Construction in process placed in service(1)	4,006,921
Impact of foreign exchange rate changes	(110,484)
Improvements and additions	58,288
Balance at March 31, 2018	$221,609,913
Accumulated depreciation
Balance at December 31, 2017	$(7,052,779)
Depreciation expense	(1,327,470)
Balance at March 31, 2018	$(8,380,249)

(1)	Construction on the first phase of our Asheville I facility was completed and the facility opened on March 22, 2018.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following table summarizes the purchase price allocations for our acquisitions during the three months ended March 31, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2018 Revenue(2)	2018 Property Operating Income (Loss)(3)
Pembroke Pines – FL(4)	02/01/18	$16,005,449	$—	$16,005,449	$—	$8,359	$(54,926)
Riverview – FL(5)	02/21/18	7,946,391	—	7,946,391	—	3,873	(54,404)
Eastlake – CA(6)	03/09/18	17,342,483	—	17,342,483	—	2,263	(41,811)
Total		$41,294,323	$—	$41,294,323	$—	$14,495	$(151,141)
(1)

The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent cash paid for the property, including capitalized acquisition costs.

(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition date.
(3)	Property operating loss excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)	We acquired the Pembroke Pines Property, a lease-up property, with initial occupancy of 0%. The property’s occupancy has increased to approximately 13% as of March 31, 2018.
(5)	We acquired the Riverview Property, a lease-up property, with initial occupancy of approximately 0%. The property’s occupancy has increased to approximately 14% as of March 31, 2018.
(6)	We acquired the Eastlake Property, a lease-up property, with initial occupancy of 0%. The property’s occupancy has increased to approximately 6% as of March 31, 2018.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.7 million for the three months ended March 31, 2018, which were capitalized into the cost basis of the properties.

Note 4. Pro Forma Financial Information

The table set forth below summarizes, on a pro forma basis, the results of operations of the Company for the three months ended March 31, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2017 and 2016, respectively. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. As none of the Company’s acquisitions that were completed during the three months ended March 31, 2018 met the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the three months ended
	March 31, 2018	March 31, 2017
Pro forma revenue	$4,357,428	$3,682,006
Pro forma operating expenses	$(4,398,781)	$(4,014,718)
Pro forma net loss attributable to common stockholders	$(211,151)	$(513,869)

The pro forma financial information for the three months ended March 31, 2018 and 2017 were adjusted to exclude approximately none and $0.6 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

On December 20, 2017, we entered into a new credit agreement (the “Amended Credit Agreement”) with KeyBank and obtained a new senior secured revolving loan (the “Amended KeyBank Facility”) which has a term of one year, maturing on December 20, 2018. The maximum potential amount we may borrow under the Amended KeyBank Facility is $50 million.

Payments due pursuant to the Amended KeyBank Facility are interest-only for the one year term. The Amended KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 225 basis points, or (ii) Base Rate plus 125 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 or 20 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow if the unused maximum potential amount is greater than or equal to 50% or less than 50%, respectively. As of March 31, 2018, the applicable interest rate was approximately 4.13% which was based on LIBOR plus 225 basis points.

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

The Amended KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 45% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Pool Debt Yield Ratio of no less than 12%; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 40%; (2) a Tangible Net Worth not less than (a) the Tangible Net Worth at closing, plus (b) 85% of Net Equity Proceeds; (3) a Fixed Charge Ratio of no less than 1.5 to 1.0; (4) a Minimum Liquidity amount of at least $3 million; (5) any time when either (i) the Total Leverage Ratio is in excess of 25%, or (ii) the Fixed Charge Ratio is less than 3.5 to 1.0, a ratio of (a) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement to (b) the sum of the Indebtedness, not in excess of 30%; and (6) a Loan to Value Ratio of not greater than forty-five percent (45%). As of March 31, 2018, we are in compliance with all these aforementioned covenants.

As of March 31, 2018, there was no outstanding principal balance under the Amended KeyBank Facility.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Baseline Loan

On May 26, 2016, the special-purpose entity (a subsidiary of our Operating Partnership) which acquired and owns our property in Phoenix, Arizona (the “Baseline Property”) entered into a loan agreement for a loan in the amount of approximately $5.1 million (the “Baseline Loan”) with TCF National Bank (“TCF”) as the lender. The Baseline Loan had a maturity date of May 26, 2019, unless extended for up to an additional three years. Payments due under the Baseline Loan were interest-only and were due on the first day of each month. The Baseline Loan had a variable interest rate, which adjusted monthly to be equal to 2.75% in excess of the LIBOR Rate (as defined in the Baseline Loan agreement), subject to a minimum rate of 3.25% per annum.

The Baseline Loan was secured by a first lien deed of trust on the Baseline Property. We could prepay the Baseline Loan at any time, without penalty, in whole or in part. Pursuant to that certain guaranty, dated May 26, 2016, in favor of TCF, we provided a guaranty of the Baseline Loan.

The Baseline Loan was paid in full in January 2018.

The Torbarrie Loan

In connection with the redevelopment of one of our properties in Toronto, Canada (the “Torbarrie Property”), on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which, as amended, allows for borrowings up to approximately $10.3 million CAD. The Torbarrie Loan has a maturity date of September 1, 2021. Payments due under the Torbarrie Loan are initially interest-only and due in arrears on the first day of each month. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 3.45% as of March 31, 2018 (in no event will the interest rate fall below 4.65% per annum). The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto, and is cross-collateralized to the Stoney Creek Property. The Torbarrie Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants.

As of March 31, 2018, no amounts were drawn on the Torbarrie Loan.

The Stoney Creek Loan

On May 3, 2017, a subsidiary of our Operating Partnership which owns our property in the Stoney Creek area of Toronto, Canada (the “Stoney Creek Property”) entered into a construction loan agreement (the “Stoney Creek Loan”) with First National which, as amended, allows for borrowings up to approximately $7.8 million CAD. The Stoney Creek Loan has a maturity date of October 1, 2021. Payments due under the Stoney Creek Loan are initially interest-only and due in arrears on the first day of each month. The Stoney Creek Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Stoney Creek loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Stoney Creek Loan will bear interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Stoney Creek loan agreement), which was approximately 3.45% as of March 31, 2018 (in no event will the interest rate fall below 4.65% per annum). The Stoney Creek Loan is secured by a first lien deed of trust on the Stoney Creek Property and is cross-collateralized to the Torbarrie Property. The Stoney Creek Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Stoney Creek Loan and the loan agreement for the Stoney Creek Loan contains a number of other customary terms and covenants.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

As of March 31, 2018, approximately $2.6 million USD was drawn on the Stoney Creek Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2018:

2018	$—
2019	—
2020	—
2021	2,554,869
2022	—
2023 and thereafter	—
Total payments	2,554,869
Non-revolving debt issuance costs, net	(214,367)
Total	$2,340,502

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

March 31, 2018

(Unaudited)

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

For the three months ended March 31, 2018 and 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated each sub-property management agreement with Extra Space, and we amended each of our corresponding property management agreements as described below. To the extent a termination fee would have been owed by any of our property-owning subsidiaries had its corresponding property management agreement with our Property Manager been terminated, each such property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreements. The aggregate costs incurred in connection with the property management changes were approximately $0.2 million. This amount was included in property operating expenses – affiliates in the consolidated statements of operations for the year ended December 31, 2017.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the three months ended March 31, 2018, as well as any related amounts payable as of December 31, 2017 and March 31, 2018:

	Year Ended December 31, 2017			Three Months Ended March 31, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$770,835	$723,044	$57,706	$277,917	$222,310	$113,313
Asset management fees	736,757	728,382	15,625	260,176	269,562	6,239
Property management fees(1)	1,018,875	1,018,875	—	295,521	292,328	3,193
Acquisition costs	2,023,134	1,993,908	35,650	112,580	132,000	16,230
Capitalized
Debt issuance costs	3,983	3,983	—	9,156	9,156	—
Acquisition costs	150,000	150,000	—	745,143	728,913	16,230
Additional Paid-in Capital
Selling commissions	9,205,704	9,205,704	—	—	—	—
Dealer Manager fees	3,057,148	3,156,174	—	—	—	—
Stockholder servicing fees(2)	3,063,039	606,852	3,297,107	—	189,797	3,107,310
Offering costs	166,190	166,190	—	—	—	—
Total	$20,195,665	$17,753,112	$3,406,088	$1,700,493	$1,844,066	$3,262,515
(1)

During the year ended December 31, 2017, and three months ended March 31, 2018, property management fees included approximately $926,000 and none, respectively, of fees paid to the sub-property manager of our properties.

(2)

The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March of 2018, Strategic Storage TI Services GT JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI GT, LLC (“SS TI GT”).  Under the terms of the TI Joint Venture agreement, the TRS will receive 50% of the net economics generated from such tenant insurance and SS TI GT will receive the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the three months ended March 31, 2018 we earned approximately $89,000 which was included in ancillary operating revenue in the consolidated statement of operations.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% in an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three months ended March 31, 2018, we paid approximately $2,500 in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $11.58 per Class A Share and Class T Share. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of March 31, 2018, we had sold approximately 0.3 million Class A Shares and approximately 0.1 million Class T Shares in our DRP Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

For the year ended December 31, 2017, we received quarterly redemption requests totaling approximately 22,000 shares (approximately $211,000) which were fulfilled as applicable in April, July and October 2017 and January 2018. For the three months ended March 31, 2018, we received redemption requests totaling approximately 56,000 shares (approximately $525,000) which were fulfilled in April 2018. As of March 31, 2018, we had issued approximately 663,000 shares (approximately $7.3 million) under our distribution reinvestment plan.

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

Note 8. Potential Acquisitions

Gilbert, Arizona

On April 5, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Gilbert, AZ (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the first quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition through a drawdown on our Amended KeyBank Facility and/or future credit facilities. If we fail to acquire the Riggs Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $1.0 million as a result.

On November 9, 2017, one of our subsidiaries made a preferred equity investment of approximately $1.25 million in the entity that is developing the Riggs Road Property. Such investment will be redeemed upon purchase of the completed property and has a preferred return of 8% to be paid quarterly, with an additional 4% preferred return paid upon closing of the property.

Las Vegas, NV

On May 9, 2017, one of our subsidiaries entered into an assignment with a subsidiary of our Sponsor in which the subsidiary of our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Las Vegas, NV (the “Deer Springs Property”). The purchase price for the Deer Springs Property is approximately $9.2 million, plus closing costs and acquisition fees. We expect the acquisition of the Deer Springs Property to close in the third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition through a drawdown on our Amended KeyBank Facility and/or future credit facilities. If we fail to acquire the Deer Springs Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $0.5 million as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 9. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total revenues	$2,704,431	$3,048,381	$3,804,702	$4,228,847	$4,357,428
Total operating expenses	3,619,475	4,097,677	5,693,427	4,191,889	4,810,783
Operating income (loss)	(915,044)	(1,049,296)	(1,888,725)	36,958	(453,355)
Net income (loss)	(1,091,592)	(1,128,050)	(1,791,570)	55,270	(623,313)
Net income (loss) attributable to the common stockholders	(1,090,197)	(1,126,969)	(1,790,415)	55,455	(622,844)
Net income per Class A Share-basic and diluted	(0.08)	(0.04)	(0.07)	0.00	(0.02)
Net loss per Class T Share-basic and diluted	(0.08)	(0.04)	(0.07)	0.00	(0.02)

Note 10. Declaration of Distributions

Cash Distribution Declaration

On March 14, 2018, our board of directors declared a daily distribution rate for the second quarter of 2018 of $0.0010958904 per day per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2018 and ending June 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0008 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Subsequent Events

Distribution Reinvestment Plan Offering

As of May 7, 2018, we have issued approximately 0.5 million shares of our common stock for gross proceeds of approximately $5.3 million, pursuant to our DRP Offering.

Cash Distribution Declaration

On April 19, 2018, our board of directors declared a daily cash distribution in the amount of $0.0013698630 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on July 1, 2018 and ending September 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0011 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Completed Acquisitions

McKinney Property

On May 1, 2018, we closed on a self storage facility located in McKinney, Texas for a purchase price of approximately $10.4 million, plus closing costs and acquisition fees, which was funded through a drawdown on our Amended KeyBank Facility. We incurred acquisition fees of approximately $0.2 million in connection with the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of March 31, 2018, we had sold approximately 315,000 Class A Shares and approximately 101,000 Class T Shares for approximately $3.6 million and $1.2 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

We intend to invest the net proceeds from our offerings primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of March 31, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)		Sq. Ft. (net)(2)		% of Total Rentable Sq. Ft.		Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840		94,000		5.1%		84.3%		5.3%
California	5	3,690		354,600		19.3%		90.2%	(3)	17.6%
Colorado	2	1,120		121,300		6.6%		73.3%		7.7%
Florida	4	2,820		274,400		15.0%		91.6%	(3)	7.8%
Illinois	3	1,890		198,300		10.8%		88.0%	(3)	9.1%
Massachusetts	1	840		93,000		5.1%		89.2%		15.3%
Nevada	2	2,250		260,100		14.2%		88.8%		13.0%
North Carolina	3	1,530	(6)	197,200	(6)	9.3%	(6)	81.9%	(6)	5.7%
South Carolina	1	500		48,000		2.6%		N/A	(3)	1.4%
Texas	3	1,400		220,200		12.0%		87.3%		17.1%
Toronto, Canada(4)	2	1,680		166,600		N/A	(4)	N/A	(4)	N/A	(4)
Total	27	18,560		2,027,700		100%		86.5%		100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2018. The Elk Grove, Garden Grove, Sarasota, Mount Pleasant, Pembroke Pines, Riverview and Eastlake lease-up properties were excluded from the total physical occupancy statistics above. We acquired the Elk Grove Property in Illinois on January 13, 2017 with occupancy of approximately 32%. The property’s occupancy has increased to approximately 61% as of March 31, 2018. We acquired the Garden Grove Property in California on March 16, 2017 with occupancy of approximately 9%. The property’s occupancy has increased to approximately 68% as of March 31, 2018. We acquired the Sarasota Property in Florida on May 23, 2017 with occupancy at 0%. The property’s occupancy has increased to approximately 54% as of March 31, 2018. We acquired the Mount Pleasant Property in South Carolina on July 17, 2017 with occupancy of approximately 17%. The property’s occupancy has increased to approximately 40% as of March 31, 2018. We acquired the Pembroke Pines Property in Florida on February 1, 2018 with occupancy at 0%. The property’s occupancy has increased to approximately 13% as of March 31, 2018. We acquired the Riverview Property in Florida on February 21, 2018 with occupancy at 0%. The property’s occupancy has increased to approximately 14% as of March 31, 2018. We acquired the Eastlake Property in California on March 9, 2018 with occupancy at 0%. The property’s occupancy has increased to approximately 6% as of March 31, 2018.

(4)

Our two properties in Toronto, Canada are self storage properties that are under construction and the numbers are approximate. The Stoney Creek Property is expected to open upon the issuance of a certificate of occupancy in the second quarter of 2018. The Torbarrie Property is expected to open upon the issuance of a certificate of occupancy in the third quarter of 2019.

(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of March 2018.
(6)

Construction on the first phase of our Asheville I facility (approximately 360 units and 45,000 square feet) was completed and the facility opened on March 22, 2018. Asheville I was excluded from the total physical occupancy statistics above. Phase 2 of the facility (approximately 290 units and 27,000 square feet) is expected to be completed in the first quarter of 2019.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our consolidated financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Our allocations of purchase prices could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our consolidated financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as the joint venture entities included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

As of March 31, 2018 and 2017, we owned 27 and 19 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2018 and 2017 as listed below.

•

The three months ended March 31, 2018 includes full three-month results for 21 operating self storage facilities and partial period results for three operating properties acquired and one operating property placed into service, during the three months ended March 31, 2018. The three months ended March 31, 2017 includes full three month results for 14 operating self storage facilities and partial period results for two operating properties acquired during the three months ended March 31, 2017.

•

During the three months ended March 31, 2018 and 2017, we acquired three and two lease-up properties, respectively. We believe that in the future these properties will provide additional operating income and cash flows as they stabilize. However, given the lease-up nature of such properties, they will initially have a negative impact on our results of operations until occupancy and rates stabilize.

Therefore, we believe there is little basis for comparison between the three months ended March 31, 2018 and 2017. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

Total Revenues

Total revenues for the three months ended March 31, 2018 were approximately $4.4 million, as compared to total revenues for the three months ended March 31, 2017 of approximately $2.7 million, an increase of approximately $1.7 million. The increase in total revenues arose primarily from the inclusion of a full three months of results for seven self storage properties acquired during 2017, increased same-store revenues (approximately $0.3 million or 10%) and, to a lesser extent, the results from the three operating self storage properties acquired during the three months ended March 31, 2018. Additionally, contributing to the increases in revenue was approximately $0.1 million of tenant insurance related revenue, of which we had none in the three months ended March 31, 2017. We expect total revenue to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2018 were approximately $1.7 million, as compared to property operating expenses for the three months ended March 31, 2017 of approximately $1.1 million, an increase of approximately $0.6 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full three months of results for seven self storage properties acquired during 2017 and the results from the three operating self storage properties acquired during the three months ended March 31, 2018. We expect property operating expenses to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2018 were approximately $0.6 million, as compared to property operating expenses – affiliates for the three months ended March 31, 2017 of approximately $0.3 million, an increase of approximately $0.3 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of a full three months of results for seven self storage properties acquired during 2017 and the results from the three operating self storage properties acquired during the three months ended March 31, 2018. We expect property operating expenses – affiliates to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 were approximately $0.8 million, as compared to general and administrative expenses for the three months ended March 31, 2017 of approximately $0.6 million, an increase of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increased professional expenses and transfer agent fees. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2018 were approximately $1.6 million, as compared to approximately $0.9 million for the three months ended March 31, 2017. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods as we have a full period of results from our 2018 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2018 were approximately $0.1 million, as compared to approximately $0.6 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet our capitalization criteria. For the three months ended March 31, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. Acquisition expenses – affiliates decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2018 were approximately $0.1 million, as compared to approximately $0.1 million for the three months ended March 31, 2017. These acquisition expenses include property acquisition expenses incurred by third parties. For the three months ended March 31, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet the capitalization criteria. For the three months ended March 31, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended March 31, 2018 was approximately $41,000, as compared to approximately $15,000 for the three months ended March 31, 2017, an increase of approximately $26,000. We expect interest expense to increase in future periods commensurate with our future debt levels.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2018 were approximately $0.1 million, as compared to approximately $0.1 million for the three months ended March 31, 2017. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Other

Other income for the three months ended March 31, 2018 was approximately $12,000 of income, as compared to approximately $13,000 of expense for the three months ended March 31, 2017, an increase of approximately $25,000 which is primarily related to interest income earned in the quarter on cash balances related to the closedown of our Offering.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017, excluding one lease-up property we owned as of January 1, 2017) for the three months ended March 31, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue(1)	$2,740,188	$2,489,091	10.1%	$1,617,240	$215,340	N/M	$4,357,428	$2,704,431	61.1%
Property operating expenses(2)	1,060,652	1,094,088	(3.1)%	975,887	223,274	N/M	2,036,539	1,317,362	54.6%
Operating income	$1,679,536	$1,395,003	20.4%	$641,353	$(7,934)	N/M	$2,320,889	$1,387,069	67.3%
Number of facilities	13	13		14	6		27	19
Rentable square feet(3)	979,900	979,900		1,047,800	509,600		2,027,700	1,489,500
Average physical occupancy(4)(6)	88.0%	91.3%		N/M	N/M		71.8%	80.1%
Annualized rent per occupied square foot(5)	$13.66	$11.95		N/M	N/M		$14.34	$11.80

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 and approximately 142,000 as of March 31, 2018 and 2017, respectively. On a same-store basis, for the same periods, parking represented approximately 106,000 square feet.

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

(6)

Decrease in total average physical occupancy for the quarter ended March 31, 2018 as compared to March 31, 2017 is primarily a result of our acquisition of five lease-up properties subsequent to March 31, 2017.

Our increase in same-store revenue of approximately $0.3 million was the result of increased rent per occupied square foot of approximately 14.3%, net of decreased average physical occupancy of 3.3%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Additionally, contributing to the increase in revenue was approximately $0.1 million of tenant insurance related revenue, of which we had none in the three months ended March 31, 2017.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(623,313)	$(1,091,592)
Adjusted to exclude:
Asset management fees (1)	260,176	131,461
General and administrative	756,538	581,134
Depreciation	1,345,528	679,105
Intangible amortization expense	210,713	198,588
Acquisition expenses - affiliates	112,580	609,019
Other property acquisition expenses	88,709	102,806
Interest expense	41,429	15,100
Interest expense - debt issuance costs	140,712	148,239
Other	(12,183)	13,209
Operating income	$2,320,889	$1,387,069
(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses. Prior to January 1, 2018, when we adopted new accounting guidance, such costs were entirely expensed as operating expenses under GAAP. Subsequent to January 1, 2018, certain of such costs continue to be expensed, albeit to a much lesser extent. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenditures associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our Offering, we will use the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Primary Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes any acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes any acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-traded REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-traded REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our Offering and other financing sources and not from operations. By excluding any expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss (attributable to common stockholders)	$(622,844)	$(1,090,197)
Add:
Depreciation	1,327,470	669,605
Amortization of intangible assets	210,713	198,588
Deduct:
Adjustment for noncontrolling interests	(1,162)	(1,210)
FFO (attributable to common stockholders)	914,177	(223,214)
Other Adjustments:
Acquisition expenses(1)	201,289	711,825
Adjustment for noncontrolling interests	(152)	(960)
MFFO (attributable to common stockholders)	$1,115,314	$487,651

As discussed above, among other factors, our consolidated results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 have been impacted by a favorable increase in same-store net operating income results of approximately $0.3 million and an increase in other net operating income of approximately $0.6 million, partially offset by increased asset management fees and general and administrative expenses associated with the related new facilities.

(1)

In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding any expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses that do not meet our capitalization criteria under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $141,000 and $148,000, respectively, were recognized for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
Net cash flow provided by (used in):
Operating activities	$(6,560)	$(911,949)	$905,389
Investing activities	(42,377,262)	(29,397,387)	(12,979,875)
Financing activities	(4,523,546)	111,700,120	(116,223,666)

Cash flows used in operating activities for the three months ended March 31, 2018 and 2017 were approximately $7,000 and $0.9 million, respectively. The reduction in cash used by operating activities was primarily the result of an improvement in our net loss (excluding depreciation and amortization) as a result of improved property operations due to increased same-store net operating income of $0.3 million and increased net operating income from our other facilities, partially offset by changes in working capital.

Cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were approximately $42.4 million and $29.4 million, respectively, an increase in the use of cash of approximately $13 million. The change in cash used in investing activities primarily relates to an increase in cash used associated with the purchase of real estate and, to a lesser extent, increased investment in development properties in the current period.

Cash flows used in and provided by financing activities for the three months ended March 31, 2018 and 2017 were approximately $4.5 million and $111.7 million, respectively, a change of approximately $116.2 million. The change in financing activities over the prior period was primarily the result of a decrease of approximately $120 million from the net proceeds from the issuance of common stock, primarily offset by a net decrease in cash used to repay debt of approximately $4.4 million.

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

Distribution Policy

On March 14, 2018, our board of directors declared a daily distribution rate for the second quarter of 2018 of $0.0010958904 per day per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2018 and ending June 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0008 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

On April 19, 2018, our board of directors declared a daily cash distribution in the amount of $0.0013698630 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on July 1, 2018 and ending September 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0011 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so.  Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Distributions paid in cash—common stockholders	$1,020,014		$422,745
Distributions paid in cash—Operating Partnership unitholders	1,982		1,981
Distributions reinvested	1,401,583		617,426
Total distributions	$2,423,579		$1,042,152
Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	1,021,996	42.2%	424,726	40.8%
Offering proceeds from distribution reinvestment plan	1,401,583	57.8%	617,426	59.2%
Total sources	$2,423,579	100.0%	$1,042,152	100.0%

From our inception through March 31, 2018, we paid cumulative distributions of approximately $15.9 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative negative FFO attributable to our common stockholders of approximately $5.2 million which includes acquisition related expenses of approximately $5.9 million. For the three months ended March 31, 2018, we paid distributions of approximately $2.4 million, as compared to FFO attributable to our common stockholders of approximately $0.9 million which includes acquisition related expenses of approximately $0.2 million. For the three months ended March 31, 2017, we paid distributions of approximately $1.0 million, as compared to negative FFO attributable to our common stockholders of approximately $0.2 million which includes acquisition related expenses of approximately $0.8 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2015 from our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, distributions were was paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the year ended December 31, 2017, distributions were paid 25.1% from cash flows from operations and 74.9% from offering proceeds. For the three months ended March 31, 2018, distributions were paid solely from offering proceeds.

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

Indebtedness

As of March 31, 2018, we had approximately $2.6 million of outstanding consolidated indebtedness. As of March 31, 2018, all of our total consolidated indebtedness was at variable rates. See Note 5 – Secured Debt of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018:

	Payments due during the years ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage interest(1)	$482,874	$103,473	$275,928	$103,473	$—
Mortgage principal	2,554,869	—	—	2,554,869	—
Total contractual obligations	$3,037,743	$103,473	$275,928	$2,658,342	$—
(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates in effect as of March 31, 2018. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

Off-Balance Sheet Arrangements

On November 9, 2017, one of our subsidiaries made a preferred equity investment in an entity that is developing a self storage facility. For more information please see Note 8 of the Notes to the Consolidated Financial Statements contained in this report. The investment is accounted for under the equity method of accounting. Other than the foregoing, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of March 31, 2018, our debt consisted of approximately $2.6 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $26,000 annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	—	—	—	2,554,869	—	—	$—
Average interest rate(1)	5.40%	5.40%	5.40%	5.40%	—	—	—
(1)	The average interest rate was calculated based on the rate in effect on March 31, 2018.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On April 19, 2018, our board of directors approved an estimated value per share for our Class A Shares and Class T Shares of $11.58. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2017. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2017. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price stockholders paid for shares in our Offering is primarily based on the estimated net asset value per share at the time of such purchase, our stockholders may pay more than realizable value when our stockholders purchase their shares or receive less than realizable value for their investment when our stockholders sell their shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). The close down of our Primary Offering occurred on March 31, 2017. Pursuant to the Primary Offering we sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and $79 million, respectively. From this amount, we incurred approximately $24.6 million in selling commissions and dealer manager fees (of which approximately $19.8 million was re-allowed to third party broker-dealers), and approximately $2.8 million in organization and offering costs.

On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $115.6 million in shares under our DRP Offering.  As of March 31, 2018, we had sold approximately 315,000 Class A Shares and approximately 101,000 Class T Shares in our DRP Offering for gross proceeds of approximately $3.6 million and $1.2 million, respectively.

With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $198.4 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of March 31, 2018, approximately $6.6 million of common stock was available for redemption and approximately $525,000 of common stock was included in accounts payable and accrued liabilities in the consolidated balance sheet.  During the three months ended March 31, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2018	1,049	$9.03	1,049	(1)
February 28, 2018	—	—	—	(1)
March 31, 2018	—	—	—	(1)

(1)	A description of the maximum dollar amount of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	During the first quarter of 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the first quarter of 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Storage Growth Trust, Inc. financial information for the Three Months Ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC.
(Registrant)

Dated: May 10, 2018	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)