Form 10-Q
period 2018-06-30
Strategic Storage Growth Trust, Inc.
filed 2018-08-13
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2018, there were 19,033,052 outstanding shares of Class A common stock and 7,599,792 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$49,243,040	$40,955,234
Buildings	177,577,078	125,878,582
Site improvements	12,206,834	9,527,049
	239,026,952	176,360,865
Accumulated depreciation	(9,968,170)	(7,052,779)
	229,058,782	169,308,086
Construction in process	3,193,765	10,753,238
Real estate facilities, net	232,252,547	180,061,324
Cash and cash equivalents	3,138,521	52,720,171
Other assets, net	4,808,380	5,825,906
Debt issuance costs, net	231,949	465,378
Intangible assets, net	788,275	856,979
Total assets	$241,219,672	$239,929,758
LIABILITIES AND EQUITY
Secured debt, net	$12,495,015	$5,594,779
Accounts payable and accrued liabilities	4,499,990	3,800,992
Due to affiliates	2,981,554	3,406,088
Distributions payable	813,643	833,488
Total liabilities	20,790,202	13,635,347
Commitments and contingencies (Note 7)
Redeemable common stock	7,045,646	5,679,485
Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 19,103,986 and 18,942,639 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	19,104	18,943
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 7,598,165 and 7,566,333 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7,598	7,567
Additional paid-in capital	247,559,502	247,552,584
Distributions	(15,543,454)	(10,655,612)
Accumulated deficit	(18,425,234)	(16,607,616)
Accumulated other comprehensive income (loss)	(155,544)	371,923
Total Strategic Storage Growth Trust, Inc. equity	213,461,972	220,687,789
Noncontrolling interests in our Operating Partnership	(78,148)	(72,863)
Total equity	213,383,824	220,614,926
Total liabilities and equity	$241,219,672	$239,929,758

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Self storage rental revenue	$4,642,910	$3,024,621	$8,885,974	$5,711,108
Ancillary operating revenue	144,496	23,760	258,860	41,704
Total revenues	4,787,406	3,048,381	9,144,834	5,752,812
Operating expenses:
Property operating expenses	2,229,347	1,338,707	3,970,365	2,488,203
Property operating expenses – affiliates	635,632	360,456	1,191,329	659,783
General and administrative	1,008,570	597,542	1,765,108	1,178,676
Depreciation	1,608,668	854,560	2,954,196	1,533,665
Intangible amortization expense	252,991	245,843	463,704	444,431
Acquisition expenses – affiliates	26,774	463,469	139,354	1,072,488
Other property acquisition expenses	2,565	237,100	91,274	339,906
Total operating expenses	5,764,547	4,097,677	10,575,330	7,717,152
Operating loss	(977,141)	(1,049,296)	(1,430,496)	(1,964,340)
Other income (expense):
Interest expense	(39,500)	(24,055)	(80,929)	(39,155)
Interest expense – debt issuance costs	(152,541)	(178,558)	(293,253)	(326,797)
Other	(26,421)	123,859	(14,238)	110,650
Net loss	(1,195,603)	(1,128,050)	(1,818,916)	(2,219,642)
Net loss attributable to the noncontrolling interests in our Operating Partnership	829	1,081	1,298	2,476
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,194,774)	$(1,126,969)	$(1,817,618)	$(2,217,166)
Net loss per Class A share—basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.11)
Net loss per Class T share—basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.11)
Weighted average Class A shares outstanding—basic and diluted	19,051,633	18,486,387	19,015,577	14,753,319
Weighted average Class T shares outstanding—basic and diluted	7,592,058	7,368,963	7,586,693	5,171,021

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,195,603)	$(1,128,050)	$(1,818,916)	$(2,219,642)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(214,950)	215,085	(527,467)	261,502
Comprehensive loss	(1,410,553)	(912,965)	(2,346,383)	(1,958,140)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	991	931	1,696	2,258
Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(1,409,562)	$(912,034)	$(2,344,687)	$(1,955,882)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock								Total
	Class A		Class T					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Growth Trust, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	18,942,639	$18,943	7,566,333	$7,567	$247,552,584	$(10,655,612)	$(16,607,616)	$371,923	$220,687,789	$(72,863)	$220,614,926	$5,679,485
Offering costs	—	—	—	—	(8,197)	—	—	—	(8,197)	—	(8,197)	—
Changes to redeemable common stock	—	—	—	—	(2,832,871)	—	—	—	(2,832,871)	—	(2,832,871)	2,832,871
Redemptions of common stock	(31,252)	(31)	(25,690)	(26)	—	—	—	—	(57)	—	(57)	(1,466,710)
Issuance of restricted stock	5,000	5	—	—	—	—	—	—	5	—	5	—
Distributions	—	—	—	—	—	(4,887,842)	—	—	(4,887,842)	—	(4,887,842)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,987)	(3,987)	—
Issuance of shares for distribution reinvestment plan	187,599	187	57,522	57	2,832,627	—	—	—	2,832,871	—	2,832,871	—
Stock based compensation expense	—	—	—	—	15,359	—	—	—	15,359	—	15,359	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(1,817,618)	—	(1,817,618)	—	(1,817,618)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,298)	(1,298)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(527,467)	(527,467)	—	(527,467)	—
Balance as of June 30, 2018	19,103,986	$19,104	7,598,165	$7,598	$247,559,502	$(15,543,454)	$(18,425,234)	$(155,544)	$213,461,972	$(78,148)	$213,383,824	$7,045,646

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,818,916)	$(2,219,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,711,153	2,304,893
Expense related to issuance of restricted stock	15,359	11,131
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(563,938)	(246,002)
Accounts payable and accrued liabilities	43,086	627,803
Due to affiliates	(52,377)	40,407
Net cash provided by operating activities	1,334,367	518,590
Cash flows from investing activities:
Purchase of real estate	(50,345,667)	(45,050,000)
Additions and development to real estate	(4,500,349)	(2,885,276)
Deposits on acquisitions of real estate facilities	—	(2,250,000)
Distributions from preferred investment	75,600	—
Net cash used in investing activities	(54,770,416)	(50,185,276)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	9,000,000	5,000,000
Principal payments of revolving secured debt	—	(12,647,000)
Proceeds from issuance of non-revolving secured debt	3,046,349	—
Principal payments of non-revolving secured debt	(5,053,000)	—
Debt issuance costs	(100,809)	(95,063)
Gross proceeds from issuance of common stock	—	171,980,653
Offering costs	(392,151)	(12,999,556)
Redemptions of common stock	(534,821)	(89,593)
Distributions paid to common stockholders	(2,074,794)	(1,307,975)
Distributions paid to noncontrolling interests	(4,009)	(3,967)
Net cash provided by financing activities	3,886,765	149,837,499
Impact of foreign exchange rate changes on cash and cash equivalents	(32,366)	19,156
Net change in cash and cash equivalents	(49,581,650)	100,189,969
Cash and cash equivalents, beginning of period	52,720,171	3,642,631
Cash and cash equivalents, end of period	$3,138,521	$103,832,600
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$260,800	$255,103
Interest capitalized	$196,496	$151,763
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$1,550,000	$400,000
Construction in process in accounts payable and accrued liabilities	$615,457	$—
Construction in process placed in service	$11,301,512	$—
Offering costs included in due to affiliates	$—	$2,793,738
Distributions payable to common stockholders	$813,643	$833,488
Issuance of shares pursuant to distribution reinvestment plan	$2,832,871	$1,920,766
Redemptions of common stock included in accounts payable and accrued liabilities	$941,416	$9,204

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On October 1, 2015, SmartStop Self Storage, Inc. (“SmartStop”) and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, our Sponsor, which was previously owned by SmartStop, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our Sponsor. The former executive management team of SmartStop continued to serve on the executive management team for our Sponsor. In addition, the majority of our management team at the time of the Merger continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares for approximately $193 million and $79 million respectively, in our Public Offering. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2018, we had sold approximately 410,000 Class A Shares and approximately 129,000 Class T Shares for approximately $4.7 million and $1.5 million, respectively, in our DRP Offering.

During the second quarter of 2018, our board of directors established a special committee comprised solely of its independent directors to conduct a review of strategic alternatives and address any potential conflicts of interest.  The special committee has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing stockholder value. The special committee has engaged KeyBanc Capital Markets Inc. as its independent financial advisor and retained special independent legal counsel in connection with such strategic review process.  There can be no assurance that the strategic review process will result in a strategic alternative being pursued or if pursued, that any such transaction would ultimately be consummated.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

We have and intend to continue to invest primarily in opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning. As of June 30, 2018, we owned 28 self storage facilities located in 10 states (Arizona, California, Colorado, Florida, Illinois, Massachusetts, Nevada, North Carolina, South Carolina and Texas) and Canada (the Greater Toronto Area).

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

As a result of the calculation of our estimated value per share, effective in May 2018, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of our common stock of $11.58 per share for Class A Shares and Class T Shares.

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of June 30, 2018, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

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

On October 1, 2017, our Property Manager terminated each sub-property management agreement with Extra Space and our Property Manager now manages all of our properties directly. In connection therewith an affiliate of our Property Manager acquired the “SmartStop® Self Storage” brand from Extra Space. We began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. Please see Note 6 – Related Party Transactions – Property Management Agreement.

All properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and are branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed a transfer agent agreement (the “Transfer Agent Agreement”), with our Transfer Agent. Our Transfer Agent provides transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these consolidated entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2018 and December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in a VIE other than one preferred equity investment, which was accounted for under the equity method of accounting. Other than the preferred equity investment, we do not currently have any relationships with unconsolidated entities or financial partnerships. For more information please see Note 8 of the Notes to the Consolidated Financial Statements contained in this report.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

We may maintain cash and cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through high quality financial institutions.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.4 million and approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the six months ended June 30, 2018, we acquired four properties that did not meet the revised definition of a business, and we capitalized approximately $1.0 million of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the six months ended June 30, 2018 and 2017, we expensed approximately $0.2 million and $1.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2018 and 2017, no impairment losses were recognized.

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

Real Estate Facilities

Real estate facilities are recorded based upon relative fair values as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2018 and December 31, 2017, the gross amounts allocated to in-place lease intangibles were approximately $4.5 million and $4.1 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $3.7 million and $3.2 million, respectively.

The total future estimated amortization expense of intangible assets for the years ending December 31, 2018 and 2019 is approximately $0.5 million and $0.3 million, respectively, and none for the years thereafter.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such net amounts as of June 30, 2018 and December 31, 2017 totaled approximately $0.2 million and $0.5 million, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amounts as of June 30, 2018 and December 31, 2017 totaled approximately $0.2 million and $0.3 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

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

For the six months ended June 30, 2018, we received quarterly redemption requests totaling approximately 154,000 shares and approximately $1.5 million. Such requests were fulfilled in April and July 2018. For the year ended December 31, 2017, we received redemption requests totaling approximately 22,000 shares and approximately $211,000. Such requests were fulfilled in April, July, and October 2017 and January 2018.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

We had no assets or liabilities that required fair value measurements on a recurring basis at June 30, 2018 and December 31, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

June 30, 2018

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2018:

Real estate facilities
Balance at December 31, 2017	$176,360,865
Facility acquisitions	51,500,667
Construction in process placed in service(1)	11,301,512
Impact of foreign exchange rate changes	(313,102)
Improvements and additions	177,010
Balance at June 30, 2018	$239,026,952
Accumulated depreciation
Balance at December 31, 2017	$(7,052,779)
Depreciation expense	(2,915,391)
Balance at June 30, 2018	$(9,968,170)

(1)

Construction on the first phase of our Asheville I facility was completed and the facility opened on March 22, 2018. Construction on the Stoney Creek facility was completed and the facility opened on May 31, 2018.

The following table summarizes the purchase price allocations for our acquisitions during the six months ended June 30, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2018 Revenue(2)	2018 Property Operating Income (Loss)(2)(3)
Pembroke Pines – FL(4)	02/01/18	$16,005,449	$—	$16,005,449	$—	$51,807	$(95,046)
Riverview – FL(4)	02/21/18	7,946,391	—	7,946,391	—	44,670	(94,609)
Eastlake – CA(4)	03/09/18	17,342,483	—	17,342,483	—	46,904	(101,356)
McKinney – TX(4)	05/01/18	10,206,344	395,000	10,601,344	—	145,899	81,140
Total (4)		$51,500,667	$395,000	$51,895,667	$—	$289,280	$(209,871)

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent cash paid for the property and capitalized acquisition costs.
(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition date.
(3)	Property operating loss excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)	Below is occupancy information as of each property’s acquisition date and as of June 30, 2018.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Property	Acquisition Date	Initial Occupancy	Occupancy at June 30, 2018
Pembroke Pines – FL	02/01/18	0%	28%
Riverview – FL	02/21/18	0%	44%
Eastlake – CA	03/09/18	0%	23%
McKinney – TX	05/01/18	78%	89%

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.9 million for the six months ended June 30, 2018, which were capitalized into the cost basis of the properties.

Note 4. Pro Forma Consolidated Financial Information

The table set forth below summarizes, on a pro forma basis, the results of operations of the Company for the six months ended June 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2017 and 2016, respectively. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. As none of the Company’s acquisitions that were completed during the six months ended June 30, 2018 met the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2018	June 30, 2017
Pro forma revenue	$9,144,834	$7,599,784
Pro forma operating expenses	$(10,111,626)	$(8,906,471)
Pro forma net loss attributable to common stockholders	$(1,354,189)	$(1,565,786)

The pro forma consolidated financial information for the six months ended June 30, 2018 and 2017 were adjusted to exclude none and approximately $0.5 million, respectively, for acquisition related expenses.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Payments due pursuant to the Amended KeyBank Facility are interest-only for the one year term. The Amended KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 225 basis points, or (ii) Base Rate plus 125 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 or 20 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow if the unused maximum potential amount is greater than or equal to 50% or less than 50%, respectively. As of June 30, 2018, the applicable interest rate was approximately 4.22% which was based on LIBOR plus 225 basis points.

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

The Amended KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 45% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Pool Debt Yield Ratio of no less than 12%; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 40%; (2) a Tangible Net Worth not less than (a) the Tangible Net Worth at closing, plus (b) 85% of Net Equity Proceeds; (3) a Fixed Charge Ratio of no less than 1.5 to 1.0; (4) a Minimum Liquidity amount of at least $3 million; (5) any time when either (i) the Total Leverage Ratio is in excess of 25%, or (ii) the Fixed Charge Ratio is less than 3.5 to 1.0, a ratio of (a) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement to (b) the sum of the Indebtedness, not in excess of 30%; and (6) a Loan to Value Ratio of not greater than forty-five percent (45%). As of June 30, 2018, we were in compliance with all these aforementioned covenants.

As of June 30, 2018, $9.0 million was outstanding on the Amended KeyBank Facility.

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

June 30, 2018

(Unaudited)

The Baseline Loan was paid in full in January 2018.

The Torbarrie Loan

In connection with the redevelopment of one of our properties in Toronto, Canada (the “Torbarrie Property”), on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which, as amended, allows for borrowings up to approximately $10.3 million CAD. The Torbarrie Loan has a maturity date of September 1, 2021. Payments due under the Torbarrie Loan are initially interest-only and due in arrears on the first day of each month. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 3.45% as of June 30, 2018 (in no event will the interest rate fall below 4.65% per annum). The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto, and is cross-collateralized to the Stoney Creek Property. The Torbarrie Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants.

As of June 30, 2018, no amounts were drawn on the Torbarrie Loan.

The Stoney Creek Loan

On May 3, 2017, a subsidiary of our Operating Partnership which owns our property in the Stoney Creek area of Toronto, Canada (the “Stoney Creek Property”) entered into a construction loan agreement (the “Stoney Creek Loan”) with First National which, as amended, allows for borrowings up to approximately $7.8 million CAD. The Stoney Creek Loan has a maturity date of October 1, 2021. Payments due under the Stoney Creek Loan are initially interest-only and due in arrears on the first day of each month. The Stoney Creek Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Stoney Creek loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Stoney Creek Loan will bear interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Stoney Creek loan agreement), which was approximately 3.45% as of June 30, 2018 (in no event will the interest rate fall below 4.65% per annum). The Stoney Creek Loan is secured by a first lien deed of trust on the Stoney Creek Property and is cross-collateralized to the Torbarrie Property. The Stoney Creek Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Stoney Creek Loan and the loan agreement for the Stoney Creek Loan contains a number of other customary terms and covenants.

As of June 30, 2018, approximately the equivalent of $3.7 million USD was drawn on the Stoney Creek Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2018:

2018	$9,000,000
2019	—
2020	—
2021	3,722,067
2022	—
2023 and thereafter	—
Total payments	12,722,067
Non-revolving debt issuance costs, net	(227,052)
Total	$12,495,015

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 6. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs incurred in connection with the Primary Offering consisted of all expenses (other than sales commissions, dealer manager fees and stockholder servicing fees) to be paid by us in connection with the Primary Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow account holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Primary Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, our Advisor was obligated to reimburse us within 60 days after the end of the month which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. However, subsequent to the close down of our Primary Offering, we determined that total of such organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement.

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

June 30, 2018

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

For the six months ended June 30, 2018 and 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2018

(Unaudited)

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

Property Management Subsequent to September 30, 2017

In connection with the termination of each sub-property management agreement, each corresponding property management agreement was amended effective as of October 1, 2017. Pursuant to the amended property management agreements, our Property Manager receives: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. The property management agreements have a three year term and automatically renew for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

In connection with the change in our property management operations, each of our stores in the United States were rebranded under the “SmartStop® Self Storage” brand.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Effective in June 2018, our Transfer Agent processes our subscription agreements and certain other forms directly, as well as provides customer service to our stockholders. These services include, among other things, processing payment of any sales commission and dealer manager fees associated with a particular purchase, as well as processing the distributions and any servicing fees with respect to our shares. Additionally, our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

It is the duty of our board of directors to evaluate the performance of our Transfer Agent. In connection with the engagement of our Transfer Agent, we paid a one-time initial setup fee of $50,000. In addition, the other fees to be paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our transfer agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

The initial term of the Transfer Agent Agreement is three years, which term will be automatically renewed for one year successive terms, but either party may terminate the Transfer Agent Agreement upon 90 days’ prior written notice. In the event that we terminate the Transfer Agent Agreement, other than for cause, we will pay our Transfer Agent all amounts that would have otherwise accrued during the remaining term of the Transfer Agent Agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the six months ended June 30, 2018, as well as any related amounts payable as of December 31, 2017 and June 30, 2018:

	Year Ended December 31, 2017			Six Months Ended June 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$770,835	$723,044	$57,706	$714,473	$719,572	$52,607
Transfer Agent expenses	—	—	—	71,561	71,561	—
Asset management fees	736,757	728,382	15,625	570,222	585,847	—
Property management fees(1)	1,018,875	1,018,875	—	621,107	617,110	3,997
Acquisition costs	2,023,134	1,993,908	35,650	139,354	175,004	—
Capitalized
Debt issuance costs	3,983	3,983	—	15,238	15,238	—
Acquisition costs	150,000	150,000	—	927,143	915,346	11,797
Additional Paid-in Capital
Selling commissions	9,205,704	9,205,704	—	—	—	—
Dealer Manager fees	3,057,148	3,156,174	—	—	—	—
Stockholder servicing fees(2)	3,063,039	606,852	3,297,107	—	383,954	2,913,153
Offering costs	166,190	166,190	—	—	—	—
Total	$20,195,665	$17,753,112	$3,406,088	$3,059,098	$3,483,632	$2,981,554
(1)

During the year ended December 31, 2017, and six months ended June 30, 2018, property management fees included approximately $926,000 and none, respectively, of fees paid to the sub-property manager of our properties.

(2)

The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Tenant Insurance

We offer a tenant insurance plan to customers at our properties. In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March of 2018, Strategic Storage TI Services GT JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI GT, LLC (“SS TI GT”).  Under the terms of the TI Joint Venture agreement, the TRS receives 50% of the net economics generated from such tenant insurance and SS TI GT will receive the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control (as defined, the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the three and six months ended June 30, 2018, we recorded revenues of approximately $102,000 and approximately $191,000, respectively, which was included in ancillary operating revenue in our consolidated statement of operations.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% in an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three and six months ended June 30, 2018, we paid approximately $2,300 and approximately $4,700 in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A stockholders and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A Shares and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $11.58 per Class A Share and Class T Share. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of June 30, 2018, we had sold approximately 0.4 million Class A Shares and approximately 0.1 million Class T Shares in our DRP Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

For the year ended December 31, 2017, we received quarterly redemption requests totaling approximately 22,000 shares (approximately $211,000) which were fulfilled in April, July and October 2017 and January 2018. For the six months ended June 30, 2018, we received redemption requests totaling approximately 154,000 shares (approximately $1.5 million) which were fulfilled in April and July 2018. As of June 30, 2018, we had issued approximately 788,000 shares (approximately $8.8 million) under our distribution reinvestment plan.

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

Note 8. Potential Acquisitions

Gilbert, Arizona

On April 5, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Gilbert, Arizona (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the first half of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition through the issuance of additional debt. If we fail to acquire the Riggs Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $1.0 million as a result.

On November 9, 2017, one of our subsidiaries made a preferred equity investment of approximately $1.25 million in the entity that is developing the Riggs Road Property. On July 12, 2018, affiliates of the entity developing the Riggs Road Property repurchased our preferred equity investment from us, returning our initial capital, plus the accrued preferred return of 12%.

Las Vegas, Nevada

On May 9, 2017, one of our subsidiaries entered into an assignment with a subsidiary of our Sponsor in which the subsidiary of our Sponsor assigned us a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Las Vegas, Nevada (the “Deer Springs Property”). The purchase price for the Deer Springs Property is approximately $9.2 million, plus closing costs and acquisition fees. We expect the acquisition of the Deer Springs Property to close in the third quarter or fourth quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition through a drawdown on our Amended KeyBank Facility and/or future credit facilities. If we fail to acquire the Deer Springs Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $0.5 million as a result.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 9. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Total revenues	$3,048,381	$3,804,702	$4,228,847	$4,357,428	$4,787,406
Total operating expenses	4,097,677	5,693,427	4,191,889	4,810,783	5,764,547
Operating income (loss)	(1,049,296)	(1,888,725)	36,958	(453,355)	(977,141)
Net income (loss)	(1,128,050)	(1,791,570)	55,270	(623,313)	(1,195,603)
Net income (loss) attributable to the common stockholders	(1,126,969)	(1,790,415)	55,455	(622,844)	(1,194,774)
Net income per Class A Share-basic and diluted	(0.04)	(0.07)	0.00	(0.02)	(0.04)
Net loss per Class T Share-basic and diluted	(0.04)	(0.07)	0.00	(0.02)	(0.04)

Note 10. Declaration of Distributions

Cash Distribution Declaration

On April 19, 2018, our board of directors declared a daily distribution rate for the third quarter of 2018 of $0.0013698630 per day per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on July 1, 2018 and ending September 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0011 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Subsequent Events

Distribution Reinvestment Plan Offering

As of August 9, 2018, we have issued approximately 0.6 million shares of our common stock for gross proceeds of approximately $6.7 million, pursuant to our DRP Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Distribution Reinvestment Plan and Share Redemption Program Suspension

In connection with the review of strategic alternatives by a special committee established by our board of directors (the “Board”) comprised solely of our independent directors, on August 10, 2018, the Board approved the suspension of our distribution reinvestment plan and share redemption program. Under our distribution reinvestment plan, the Board may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants and under our share redemption program, the Board may amend, suspend or terminate our program with 30 days’ notice to our stockholders.

Consistent with the terms of our distribution reinvestment plan, distributions declared by the Board for the month of July 2018, which will be paid on or about August 15, 2018, will not be affected by this suspension. However, we expect that beginning with the distributions declared by the Board for the month of August 2018, which are payable in September 2018, and continuing until such time as the Board may approve the resumption of the distribution reinvestment plan, if ever, all distributions declared by the Board will be paid to our stockholders in cash.

Consistent with the terms of our share redemption program, all redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter are processed on the last business day of the month following the end of the quarter in which the redemption requests were received. Accordingly, redemption requests received during the second quarter of 2018 were processed on July 31, 2018, and redemption requests received during the third quarter of 2018 ordinarily would have needed to be received on or prior to September 30, 2018 and would have been processed on October 31, 2018. However, we expect the effective date of the aforementioned suspension of our share redemption program will occur prior to September 30, 2018. Accordingly, any redemption requests received during the third quarter of 2018, or any future quarter, including any redemption requests received to date, will not be processed until such time as the Board may approve the resumption of our share redemption program, if ever.

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

The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of June 30, 2018, we had sold approximately 410,000 Class A Shares and approximately 129,000 Class T Shares for approximately $4.7 million and $1.5 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

During the second quarter of 2018, our board of directors established a special committee comprised solely of its independent directors to conduct a review of strategic alternatives and address any potential conflicts of interest.  The special committee has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing stockholder value. The special committee has engaged KeyBanc Capital Markets Inc. as its independent financial advisor and retained special independent legal counsel in connection with such strategic review process.  There can be no assurance that the strategic review process will result in a strategic alternative being pursued or if pursued, that any such transaction would ultimately be consummated.

We have and intend to continue to invest in primarily opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

As of June 30, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)		Sq. Ft. (net)(2)		% of Total Rentable Sq. Ft.		Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840		94,000		4.7%		88.3%		4.8%
California	5	3,690		354,600		17.6%		90.4%	(3)	18.2%
Colorado	2	1,120		121,300		6.0%		83.1%		6.5%
Florida	4	2,820		274,400		13.7%		92.1%	(3)	8.7%
Illinois	3	1,890		198,300		9.9%		90.6%	(3)	8.2%
Massachusetts	1	840		93,000		4.6%		89.7%		14.5%
Nevada	2	2,250		260,100		12.9%		92.3%		11.9%
North Carolina	3	1,510	(6)	197,200	(6)	8.5%	(6)	82.4%	(3)(6)	5.4%
South Carolina	1	500		48,000		2.4%		N/A	(3)	1.5%
Texas	4	2,130		314,200		15.6%		88.5%		20.2%
Toronto, Canada(4)	2	1,680		166,600		4.1%	(4)	N/A	(3)(4)	0.1%	(4)
Total	28	19,270		2,121,700		100%		91.2%		100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2018. The Elk Grove, Garden Grove, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, Asheville I and Stoney Creek properties were excluded from the total physical occupancy statistics above. The aforementioned properties occupancy as of their acquisition date and as of June 30, 2018 are as follows:

Property	Acquisition Date / Opening Date	Initial Occupancy	Occupancy at June 30, 2018
Elk Grove – IL	01/13/17	32%	66%
Garden Grove – CA	03/16/17	9%	74%
Sarasota – FL	05/23/17	0%	66%
Mount Pleasant – SC	07/17/17	17%	50%
Pembroke Pines – FL	02/01/18	0%	28%
Riverview – FL	02/21/18	0%	44%
Eastlake – CA	03/09/18	0%	23%
Asheville I – NC	03/22/18	0%	15%
Stoney Creek – ONT, CAN	05/31/18	0%	6%

(4)

Our Torbarrie property in Toronto, Canada is a self storage property under construction and the numbers are approximate. The Torbarrie Property is expected to open upon the issuance of a certificate of occupancy in the third quarter of 2019. Construction on our Stoney Creek Property was completed and the facility opened on May 31, 2018. Stoney Creek was excluded from the total physical occupancy statistics above.

(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of June 2018.
(6)

Construction on the first phase of our Asheville I facility (approximately 360 units and 45,000 square feet) was completed and the facility opened on March 22, 2018. Asheville I was excluded from the total physical occupancy statistics above. The second phase of the facility (approximately 290 units and 27,000 square feet) is expected to be completed in the first quarter of 2019.

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

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

As of June 30, 2018 and 2017, we owned 28 and 22 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2018 and 2017 as listed below.

•

The three months ended June 30, 2018 includes full three-month results for 25 operating self storage facilities and partial period results for one operating property acquired and one operating property placed into service, during the three months ended June 30, 2018. The three months ended June 30, 2017 includes full three-month results for 16 operating self storage facilities and partial period results for three operating properties acquired during the three months ended June 30, 2017.

•

The six months ended June 30, 2018 includes full six-month results for 21 operating self storage facilities and partial period results for four operating properties acquired and two properties placed into service, during the six months ended June 30, 2018. The six months ended June 30, 2017 includes full six-month results for 14 operating self storage facilities and partial period results for five operating properties acquired during the six months ended June 30, 2017.

•

During the three months ended June 30, 2018, we completed development on one property. During the six months ended June 30, 2018, we acquired three lease-up properties and completed development on two properties. We believe that in the future these properties will provide additional operating income and cash flows as they stabilize. However, given the lease-up nature of such properties, they will initially have a negative impact on our results of operations until occupancy and rates stabilize.

Therefore, we believe there is little basis for comparison between the three and six months ended June 30, 2018 and 2017. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues for the three months ended June 30, 2018 were approximately $4.8 million, as compared to total revenues for the three months ended June 30, 2017 of approximately $3.0 million, an increase of approximately $1.8 million. The increase in total revenues arose primarily from the inclusion of a full three months of results for seven self storage properties acquired during 2017, the inclusion of results from the two operating self storage properties we acquired or completed development during the three months ended June 30, 2018 and increased same-store revenues (approximately $0.2 million or 8%). Contributing to the increases in revenue noted above was approximately $0.1 million of tenant insurance related revenue, of which we had none in the three months ended June 30, 2017. We expect total revenue to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2018 were approximately $2.2 million, as compared to property operating expenses for the three months ended June 30, 2017 of approximately $1.3 million, an increase of approximately $0.9 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full three months of results for seven self storage properties acquired during 2017 and the results from the two operating self storage properties we acquired or completed development during the three months ended June 30, 2018. We expect property operating expenses to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2018 were approximately $0.6 million, as compared to property operating expenses – affiliates for the three months ended June 30, 2017 of approximately $0.4 million, an increase of approximately $0.2 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of a full three months of results for seven self storage properties acquired during 2017 and the results from the two operating self storage properties we acquired or completed development during the three months ended June 30, 2018. We expect property operating expenses – affiliates to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were approximately $1.0 million, as compared to general and administrative expenses for the three months ended June 30, 2017 of approximately $0.6 million, an increase of approximately $0.4 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to our evaluation of strategic alternatives which caused increases in legal expenses, board of directors’ related costs and professional expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2018 were approximately $1.9 million, as compared to approximately $1.1 million for the three months ended June 30, 2017. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties and commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2018 were approximately $27,000, as compared to approximately $0.5 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet our capitalization criteria. For the three months ended June 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. Acquisition expenses – affiliates decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2018 were approximately $3,000, as compared to approximately $0.2 million for the three months ended June 30, 2017. These acquisition expenses include property acquisition expenses incurred by third parties. For the three months ended June 30, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet the capitalization criteria. For the three months ended June 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended June 30, 2018 was approximately $40,000, as compared to approximately $24,000 for the three months ended June 30, 2017, an increase of approximately $16,000. We expect interest expense to increase in future periods commensurate with our future debt levels net of capitalized interest on development properties.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2018 were approximately $0.2 million, as compared to approximately $0.2 million for the three months ended June 30, 2017. We expect interest expense – debt issuance costs to fluctuate with future financing activities.

Other

Other income (expense) for the three months ended June 30, 2018 was approximately $(26,000) of expense, as compared to approximately $124,000 of income for the three months ended June 30, 2017, a decrease of other income of approximately $150,000 which is primarily related to interest income earned during the three months ended June 30, 2017 on additional cash balances related to the closedown of our Offering.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2017, excluding three lease-up and three development properties we owned as of April 1, 2017) for the three months ended June 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue(1)	$2,796,758	$2,593,763	7.8%	$1,990,648	$454,618	N/M	$4,787,406	$3,048,381	57.0%
Property operating expenses(2)	1,199,238	1,089,270	10.1%	1,355,695	446,151	N/M	2,554,933	1,535,421	66.4%
Property operating income	$1,597,520	$1,504,493	6.2%	$634,953	$8,467	N/M	$2,232,473	$1,512,960	47.6%
Number of facilities	13	13		15	9		28	22
Rentable square feet(3)	979,900	979,900		1,141,800	682,800		2,121,700	1,662,700
Average physical occupancy(4)(6)	89.0%	93.6%		N/M	N/M		72.4%	83.2%
Annualized revenue per occupied square foot(5)	$13.84	$12.14		N/M	N/M		$14.16	$11.00

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 as of June 30, 2018 and 2017, respectively. On a same-store basis, for the same periods, parking represented approximately 106,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.

(5)

Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized revenue per occupied square foot.

(6)

Decrease in total average physical occupancy for the quarter ended June 30, 2018 as compared to June 30, 2017 is partially as a result of our acquisition of four lease-up properties subsequent to June 30, 2017.

Our increase in same-store revenue of approximately $0.2 million was the result of increased revenue per occupied square foot of approximately 14%, net of decreased average physical occupancy of approximately 5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Contributing to the increase in revenue was approximately $0.1 million of tenant insurance related revenue, of which we had none in the three months ended June 30, 2017.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations for the periods indicated to property operating income:

	For the Three Months Ended June 30,
	2018	2017
Net loss	$(1,195,603)	$(1,128,050)
Adjusted to exclude:
Asset management fees (1)	310,046	163,742
General and administrative	1,008,570	597,542
Depreciation	1,608,668	854,560
Intangible amortization expense	252,991	245,843
Acquisition expenses - affiliates	26,774	463,469
Other property acquisition expenses	2,565	237,100
Interest expense	39,500	24,055
Interest expense - debt issuance costs	152,541	178,558
Other	26,421	(123,859)
Property operating income	$2,232,473	$1,512,960
(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues for the six months ended June 30, 2018 were approximately $9.1 million, as compared to total revenues for the six months ended June 30, 2017 of approximately $5.8 million, an increase of approximately $3.3 million. The increase in total revenues arose primarily from the inclusion of a full six months of results for seven self storage properties acquired during 2017, and the inclusion of the results from the six operating self storage properties we acquired or completed development during the six months ended June 30, 2018 and increased same-store revenues (approximately $450,000 or 9%). Contributing to the increases in revenue noted above was approximately $0.2 million of tenant insurance related revenue, of which we had none in the six months ended June 30, 2017. We expect total revenue to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2018 were approximately $4.0 million, as compared to property operating expenses for the six months ended June 30, 2017 of approximately $2.5 million, an increase of approximately $1.5 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full six months of results for seven self storage properties acquired during 2017 and the results from the six operating self storage properties acquired or completed development during the six months ended June 30, 2018. We expect property operating expenses to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2018 were approximately $1.2 million, as compared to property operating expenses – affiliates for the six months ended June 30, 2017 of approximately $0.7 million, an increase of approximately $0.5 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of a full six months of results for seven self storage properties acquired during 2017 and the results from the six operating self storage properties acquired or completed development during the six months ended June 30, 2018. We expect property operating expenses – affiliates to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were approximately $1.8 million, as compared to general and administrative expenses for the six months ended June 30, 2017 of approximately $1.2 million, an increase of approximately $0.6 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, legal expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily related to our evaluation of strategic alternatives which caused increases in legal expenses, board of directors’ related costs and professional expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2018 were approximately $3.4 million, as compared to approximately $2.0 million for the six months ended June 30, 2017. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods as we have a full period of results from our 2018 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2018 were approximately $0.1 million, as compared to approximately $1.1 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet our capitalization criteria. For the six months ended June 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. Acquisition expenses – affiliates decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2018 were approximately $0.1 million, as compared to approximately $0.3 million for the six months ended June 30, 2017. These acquisition expenses include property acquisition expenses incurred by third parties. For the six months ended June 30, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet the capitalization criteria. For the six months ended June 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the six months ended June 30, 2018 was approximately $81,000, as compared to approximately $39,000 for the six months ended June 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt levels net of capitalized interest on development properties.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2018 were approximately $0.3 million, as compared to approximately $0.3 million for the six months ended June 30, 2017. We expect interest expense – debt issuance costs to fluctuate with future financing activities.

Other

Other income (expense) for the six months ended June 30, 2018 was approximately $(14,000) of expense, as compared to approximately $111,000 of income for the six months ended June 30, 2017, a decrease of approximately $125,000 which is primarily related to interest income earned during the six months ended June 30, 2017 on additional cash balances related to the closedown of our Offering.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017, excluding one lease-up property and three development properties we owned as of January 1, 2017) for the six months ended June 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue(1)	$5,536,946	$5,082,854	8.9%	$3,607,888	$669,958	N/M	$9,144,834	$5,752,812	59.0%
Property operating expenses(2)	2,261,062	2,183,357	3.6%	2,330,410	669,426	N/M	4,591,472	2,852,783	60.9%
Property operating income	$3,275,884	$2,899,497	13.0%	$1,277,478	$532	N/M	$4,553,362	$2,900,029	57.0%
Number of facilities	13	13		15	9		28	22
Rentable square feet(3)	979,900	979,900		1,141,800	682,800		2,121,700	1,662,700
Average physical occupancy(4)(6)	88.5%	92.5%		N/M	N/M		71.2%(6)	81.7%
Annualized revenue per occupied square foot(5)	$13.75	$12.05		N/M	N/M		$14.24	$10.95

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 as of June 30, 2018 and 2017, respectively. On a same-store basis, for the same periods, parking represented approximately 106,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.

(5)

Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized revenue per occupied square foot.

(6)

Decrease in total average physical occupancy for the six months ended June 30, 2018 as compared to June 30, 2017 is primarily a result of our acquisition of four lease-up properties subsequent to June 30, 2017.

Our increase in same-store revenue of approximately $0.5 million was the result of increased revenue per occupied square foot of approximately 14%, net of decreased average physical occupancy of approximately 4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Additionally, contributing to the increase in revenue was approximately $0.2 million of tenant insurance related revenue, of which we had none in the six months ended June 30, 2017.

The following table presents a reconciliation of net loss on our consolidated statements of operations to property operating income as presented for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
Net Loss	$(1,818,916)	$(2,219,642)
Adjusted to exclude:
Asset management fees (1)	570,222	295,203
General and administrative	1,765,108	1,178,676
Depreciation	2,954,196	1,533,665
Intangible amortization expense	463,704	444,431
Acquisition expenses - affiliates	139,354	1,072,488
Other property acquisition expenses	91,274	339,906
Interest expense	80,929	39,155
Interest expense - debt issuance costs	293,253	326,797
Other	14,238	(110,650)
Property operating income	$4,553,362	$2,900,029
(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses. Prior to January 1, 2018, when we adopted new accounting guidance, such costs were entirely expensed as operating expenses under GAAP. Subsequent to January 1, 2018, certain of such costs continue to be expensed, albeit to a much lesser extent. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenditures associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our Offering, we have used the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Primary Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes any acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes any acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss (attributable to common stockholders)	$(1,194,774)	$(1,126,969)	$(1,817,618)	$(2,217,166)
Add:
Depreciation	1,587,920	844,234	2,915,391	1,513,838
Amortization of intangible assets	252,991	245,843	463,704	444,431
Deduct:
Adjustment for noncontrolling interests	(1,357)	(885)	(2,520)	(2,096)
FFO (attributable to common stockholders)	644,780	(37,777)	1,558,957	(260,993)
Other Adjustments:
Acquisition expenses(1)	29,339	700,569	230,628	1,412,394
Foreign currency translation gain/loss	(116)	-	(116)	-
Adjustment for noncontrolling interests	(22)	(561)	(174)	(1,521)
MFFO (attributable to common stockholders)	$673,981	$662,231	$1,789,295	$1,149,880

As discussed above, among other factors, our consolidated results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 have been impacted by a favorable increase in same-store net operating income results of approximately $0.1 million and $0.4 million, respectively, and an increase in other operating income of approximately $0.5 million and $1.3 million, respectively, mostly offset by increased asset management fees and general and administrative expenses associated with the related new facilities.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Debt issuance costs of approximately $153,000 and $179,000, respectively, were recognized for the three months ended June 30, 2018 and 2017. Debt issuance costs of approximately $293,000 and $327,000, respectively, were recognized for the six months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$1,334,367	$518,590	$815,777
Investing activities	(54,770,416)	(50,185,276)	(4,585,140)
Financing activities	3,886,765	149,837,499	(145,950,734)

Cash flows provided by operating activities for the six months ended June 30, 2018 and 2017 were approximately $1.3 million and $0.5 million, respectively. The improvement in cash provided by operating activities was primarily the result of an improvement in our net loss (excluding depreciation and amortization) as a result of improved property operations due to increased same-store net operating income of $0.4 million and increased net operating income from our other facilities, partially offset by changes in working capital.

Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were approximately $54.8 million and $50.2 million, respectively, an increase in the use of cash of approximately $4.6 million. The change in cash used in investing activities primarily relates to an increase in cash used associated with the purchase of real estate and, to a lesser extent, increased investment in development properties in the current period.

Cash flows provided by financing activities for the six months ended June 30, 2018 and 2017 were approximately $3.9 million and $149.8 million, respectively, a change of approximately $145.9 million. The change in financing activities over the prior period was primarily the result of a decrease of approximately $159.4 million from the net proceeds from the issuance of common stock, an increase in distributions to common stockholders of approximately $0.8 million and an increase in redemptions of approximately $0.4 million, offset by an increase of approximately $14.6 million from net debt proceeds.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. Operating cash flows are expected to increase as properties are added to our portfolio and as our properties continue to lease-up.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so.  Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Distributions paid in cash—common stockholders	$2,074,794		$1,307,975
Distributions paid in cash—Operating Partnership unitholders	4,009		3,967
Distributions reinvested	2,832,871		1,920,766
Total distributions	$4,911,674		$3,232,708
Source of distributions
Cash flows provided by operations	$1,334,367	27.2%	$518,590	16.0%
Offering proceeds from Primary Offering	744,436	15.1%	793,352	24.6%
Offering proceeds from distribution reinvestment plan	2,832,871	57.7%	1,920,766	59.4%
Total sources	$4,911,674	100.0%	$3,232,708	100.0%

From our inception through June 30, 2018, we paid cumulative distributions of approximately $18.4 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative negative FFO attributable to our common stockholders of approximately $4.5 million which includes acquisition related expenses of approximately $5.9 million. For the six months ended June 30, 2018, we paid distributions of approximately $4.9 million, as compared to FFO attributable to our common stockholders of approximately $1.6 million which includes acquisition related expenses of approximately $0.2 million. For the six months ended June 30, 2017, we paid distributions of approximately $3.2 million, as compared to negative FFO attributable to our common stockholders of approximately $0.3 million which includes acquisition related expenses of approximately $1.4 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2015 from our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, distributions were paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the year ended December 31, 2017, distributions were paid 25.1% from cash flows from operations and 74.9% from offering proceeds. For the six months ended June 30, 2018, distributions were paid 27.2% from cash flows from operations and 72.8% from offering proceeds.

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

Indebtedness

As of June 30, 2018, we had approximately $12.7 million of outstanding consolidated indebtedness. As of June 30, 2018, all of our total consolidated indebtedness was at variable rates. See Note 5 – Secured Debt of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions and development, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018:

	Payments due during the years ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage interest(1)	$843,033	$290,316	$401,976	$150,741	$—
Mortgage principal	12,722,067	9,000,000	—	3,722,067	—
Total contractual obligations	$13,565,100	$9,290,316	$401,976	$3,872,808	$—
(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates in effect as of June 30, 2018. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

As of June 30, 2018, our debt consisted of approximately $12.7 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $127,000 annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	9,000,000	—	—	3,722,067	—	—	$—
Average interest rate(1)	4.56%	5.40%	5.40%	5.40%	—	—	—
(1)	The average interest rate was calculated based on the rate in effect on June 30, 2018.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, as well as in Part II, Item 1A, “Risk Factors" of our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, and/or future results. The risks described in our reports filed with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update the risk factors disclosed in our 2017 Form 10-K and our subsequent Quarterly Reports on Form 10-Q, there have been no material changes to such risk factors.

Strategic Transfer Agent Services, LLC, our Transfer Agent, has a limited operating history and a failure by our Transfer Agent to perform its functions for us effectively may adversely affect our operations.

Our Transfer Agent is a related party which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed on October 21, 2017 and has not had any significant operations to date. Because of its limited experience, there is no assurance that our Transfer Agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our Transfer Agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our Transfer Agent fails to perform its functions for us effectively, our operations may be adversely affected.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our Company, our directors, our officers, or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, or employees, which may discourage meritorious claims from being asserted against us and our directors, officers, and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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

On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $115.6 million in shares under our DRP Offering.  As of June 30, 2018, we had sold approximately 410,000 Class A Shares and approximately 129,000 Class T Shares in our DRP Offering for gross proceeds of approximately $4.7 million and $1.5 million, respectively.

With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $208.8 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of June 30, 2018, approximately $7.0 million of common stock was available for redemption and approximately $941,000 of common stock was included in accounts payable and accrued liabilities in the consolidated balance sheet.  During the six months ended June 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2018	55,893	$9.40	55,893	(1)
May 31, 2018	—	—	—	(1)
June 30, 2018	—	—	—	(1)

(1)	A description of the maximum dollar amount of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5	Amendment No. 1 to the Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on July 3, 2018, Commission File No. 000-55616

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

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 3, 2018, Commission File No. 000-55616

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Growth Trust, Inc. financial information for the Six Months Ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC.
(Registrant)

Dated: August 10, 2018	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)