Form 10-Q
period 2018-09-30
Strategic Storage Growth Trust, Inc.
filed 2018-11-13
CIK 1575428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2018, there were 19,094,325 outstanding shares of Class A common stock and 7,612,599 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$49,297,619	$40,955,234
Buildings	177,973,692	125,878,582
Site improvements	12,291,160	9,527,049
	239,562,471	176,360,865
Accumulated depreciation	(11,647,550)	(7,052,779)
	227,914,921	169,308,086
Construction in process	4,108,635	10,753,238
Real estate facilities, net	232,023,556	180,061,324
Cash and cash equivalents	2,566,634	52,720,171
Other assets, net	3,516,766	5,825,906
Debt issuance costs, net	124,852	465,378
Intangible assets, net	512,877	856,979
Total assets	$238,744,685	$239,929,758
LIABILITIES AND EQUITY
Secured debt, net	$12,873,428	$5,594,779
Accounts payable and accrued liabilities	4,236,454	3,800,992
Due to affiliates	2,871,539	3,406,088
Distributions payable	1,033,826	833,488
Total liabilities	21,015,247	13,635,347
Commitments and contingencies (Note 8)
Redeemable common stock	8,208,920	5,679,485
Equity:
Strategic Storage Growth Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 350,000,000 shares authorized; 19,094,325 and 18,942,639 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	19,094	18,943
Class T Common stock, $0.001 par value; 350,000,000 shares authorized; 7,612,599 and 7,566,333 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7,613	7,567
Additional paid-in capital	247,569,361	247,552,584
Distributions	(18,708,534)	(10,655,612)
Accumulated deficit	(19,332,578)	(16,607,616)
Accumulated other comprehensive income	46,992	371,923
Total Strategic Storage Growth Trust, Inc. equity	209,601,948	220,687,789
Noncontrolling interests in our Operating Partnership	(81,430)	(72,863)
Total equity	209,520,518	220,614,926
Total liabilities and equity	$238,744,685	$239,929,758

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Self storage rental revenue	$5,058,002	$3,775,521	$13,943,976	$9,486,629
Ancillary operating revenue	166,657	29,181	425,517	70,885
Total revenues	5,224,659	3,804,702	14,369,493	9,557,514
Operating expenses:
Property operating expenses	2,307,041	1,862,731	6,277,406	4,350,934
Property operating expenses – affiliates	647,305	605,275	1,838,634	1,265,058
General and administrative	868,907	417,384	2,634,015	1,596,060
Depreciation	1,708,502	1,182,706	4,662,698	2,716,371
Intangible amortization expense	275,398	157,213	739,102	601,644
Acquisition expenses – affiliates	33,446	925,570	172,800	1,998,058
Other property acquisition expenses	2,448	542,548	93,722	882,454
Total operating expenses	5,843,047	5,693,427	16,418,377	13,410,579
Operating loss	(618,388)	(1,888,725)	(2,048,884)	(3,853,065)
Other income (expense):
Interest expense	(120,105)	(24,992)	(201,034)	(64,147)
Interest expense – debt issuance costs	(170,144)	(46,137)	(463,397)	(372,934)
Other	544	168,284	(13,694)	278,934
Net loss	(908,093)	(1,791,570)	(2,727,009)	(4,011,212)
Net loss attributable to the noncontrolling interests in our Operating Partnership	749	1,155	2,047	3,631
Net loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(907,344)	$(1,790,415)	$(2,724,962)	$(4,007,581)
Net loss per Class A share—basic and diluted	$(0.03)	$(0.07)	$(0.10)	$(0.18)
Net loss per Class T share—basic and diluted	$(0.03)	$(0.07)	$(0.10)	$(0.18)
Weighted average Class A shares outstanding—basic and diluted	19,086,331	18,809,084	19,043,406	16,109,501
Weighted average Class T shares outstanding—basic and diluted	7,607,311	7,520,457	7,593,641	5,962,771

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(908,093)	$(1,791,570)	$(2,727,009)	$(4,011,212)
Other comprehensive income (loss):
Foreign currency translation adjustments	202,536	328,298	(324,931)	589,800
Comprehensive loss	(705,557)	(1,463,272)	(3,051,940)	(3,421,412)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	596	1,073	2,292	3,332
Comprehensive loss attributable to Strategic Storage Growth Trust, Inc. common stockholders	$(704,961)	$(1,462,199)	$(3,049,648)	$(3,418,080)

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock								Total
	Class A		Class T					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Growth Trust, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	18,942,639	$18,943	7,566,333	$7,567	$247,552,584	$(10,655,612)	$(16,607,616)	$371,923	$220,687,789	$(72,863)	$220,614,926	$5,679,485
Offering costs	—	—	—	—	(9,147)	—	—	—	(9,147)	—	(9,147)	—
Changes to redeemable common stock	—	—	—	—	(3,904,447)	—	—	—	(3,904,447)	—	(3,904,447)	3,904,447
Redemptions of common stock	(111,404)	(111)	(33,306)	(33)	—	—	—	—	(144)	—	(144)	(1,375,012)
Issuance of restricted stock	5,000	5	—	—	—	—	—	—	5	—	5	—
Distributions	—	—	—	—	—	(8,052,922)	—	—	(8,052,922)	—	(8,052,922)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,520)	(6,520)	—
Issuance of shares for distribution reinvestment plan	258,090	257	79,572	79	3,904,111	—	—	—	3,904,447	—	3,904,447	—
Stock based compensation expense	—	—	—	—	26,260	—	—	—	26,260	—	26,260	—
Net loss attributable to Strategic Storage Growth Trust, Inc.	—	—	—	—	—	—	(2,724,962)	—	(2,724,962)	—	(2,724,962)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,047)	(2,047)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(324,931)	(324,931)	—	(324,931)	—
Balance as of September 30, 2018	19,094,325	$19,094	7,612,599	$7,613	$247,569,361	$(18,708,534)	$(19,332,578)	$46,992	$209,601,948	$(81,430)	$209,520,518	$8,208,920

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,727,009)	$(4,011,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,865,197	3,690,949
Expense related to issuance of restricted stock	26,260	18,413
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(520,196)	(773,925)
Accounts payable and accrued liabilities	313,680	1,221,776
Due to affiliates	30,072	44,143
Net cash provided by operating activities	2,988,004	190,144
Cash flows from investing activities:
Purchase of real estate	(50,345,667)	(88,250,000)
Additions and development to real estate	(5,363,763)	(5,021,085)
Deposits on acquisitions of real estate facilities	—	(2,450,000)
Redemption of preferred equity investment	1,397,760	—
Net cash used in investing activities	(54,311,670)	(95,721,085)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	9,000,000	5,000,000
Principal payments of revolving secured debt	—	(12,647,000)
Proceeds from issuance of non-revolving secured debt	3,326,827	—
Principal payments of non-revolving secured debt	(5,053,000)	—
Debt issuance costs	(151,323)	(135,960)
Gross proceeds from issuance of common stock	—	171,980,653
Offering costs	(583,027)	(13,180,033)
Recission of common stock	—	(350,000)
Redemptions of common stock	(1,384,376)	(98,797)
Distributions paid to common stockholders	(3,948,280)	(2,311,627)
Distributions paid to noncontrolling interests	(6,377)	(6,035)
Net cash provided by financing activities	1,200,444	148,251,201
Impact of foreign exchange rate changes on cash and cash equivalents	(30,315)	(9,708)
Net change in cash and cash equivalents	(50,153,537)	52,710,552
Cash and cash equivalents, beginning of period	52,720,171	3,642,631
Cash and cash equivalents, end of period	$2,566,634	$56,353,183
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$393,555	$305,691
Interest capitalized	$270,497	$213,137
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$1,550,000	$400,000
Construction in process in accounts payable and accrued liabilities	$906,695	$—
Construction in process placed in service	$7,628,352	$—
Offering costs included in due to affiliates	$—	$3,063,039
Distributions payable to common stockholders	$1,033,826	$802,925
Issuance of shares pursuant to distribution reinvestment plan	$3,904,447	$3,368,914
Redemptions of common stock included in accounts payable and accrued liabilities	$—	$139,121

See notes to consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

We have no employees. Our Advisor, a Delaware limited liability company, was formed on March 12, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The majority of the officers of our Advisor are also officers of us and our Sponsor.

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

On January 20, 2015, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares for approximately $193 million and $79 million respectively, in our Public Offering. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of September 30, 2018, we had sold approximately 480,000 Class A Shares and approximately 152,000 Class T Shares for approximately $5.5 million and $1.8 million, respectively, in our DRP Offering. On August 10, 2018, the board of directors (the “Board”) approved the suspension of our DRP Offering and share redemption program.

On April 19, 2018, our Board, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $11.58 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2017.

As a result of the calculation of our estimated value per share, effective in May 2018, shares sold pursuant to our DRP Offering (prior to the suspension of such offering noted above) were sold at the estimated value per share of our common stock of $11.58 per share for Class A Shares and Class T Shares.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Our operating partnership, SS Growth Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on March 13, 2013. During 2013, our Advisor purchased a limited partnership interest in our Operating Partnership totaling $201,000 and on May 31, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of September 30, 2018, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

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

As of September 30, 2018, we owned 28 self storage facilities located in 10 states (Arizona, California, Colorado, Florida, Illinois, Massachusetts, Nevada, North Carolina, South Carolina and Texas) and Canada (the Greater Toronto Area).

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

During the second quarter of 2018, our Board established a special committee comprised solely of its independent directors to conduct a review of strategic alternatives and address any potential conflicts of interest.  As a result of this process, on October 1, 2018, we and our Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Storage Trust II, Inc., a non-traded REIT sponsored by our Sponsor (“SST II”), Strategic Storage Operating Partnership II, L.P. (“SST II OP”), and SST II Growth Acquisition, LLC, SST II’s wholly-owned subsidiary (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, we will merge with and into Merger Sub, with Merger Sub being the surviving entity (the “REIT Merger”), and immediately after the REIT Merger, our Operating Partnership will merge with and into SST II OP, with SST II OP continuing as the surviving entity and a subsidiary of SST II (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”).  Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the REIT Merger, each share of our stock will be automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes. See Note 3, Potential Merger, for additional information related to the Mergers and other transactions contemplated by the Merger Agreement.

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

As of December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in a VIE other than one preferred equity investment, which was accounted for under the equity method of accounting. As of September 30, 2018, such preferred equity investment had been redeemed, and the only other contract/interest that would be deemed to be variable interests in a VIE was our tenant insurance joint venture, which is accounted for using the equity method of accounting. For more information please see Note 9, Potential Acquisitions.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.4 million and approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the nine months ended September 30, 2018, we acquired four properties that did not meet the revised definition of a business, and we capitalized approximately $1.0 million of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the three months ended September 30, 2018 and 2017, we expensed approximately $36,000 and approximately $1.5 million, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria during the respective periods. During the nine months ended September 30, 2018 and 2017, we expensed approximately $0.3 million and approximately $2.9 million, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2018 and 2017, no impairment losses were recognized.

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

September 30, 2018

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2018 and December 31, 2017, the gross amounts allocated to in-place lease intangibles were approximately $4.4 million and $4.1 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $3.9 million and $3.2 million, respectively.

The total future estimated amortization expense of intangible assets for the years ending December 31, 2018 and 2019 is approximately $0.2 million and $0.3 million, respectively, and none for the years thereafter.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining revolving financing are presented in debt issuance costs on our consolidated balance sheets and such net amounts as of September 30, 2018 and December 31, 2017 totaled approximately $0.1 million and $0.5 million, respectively. The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented in our consolidated balance sheets as a deduction from secured debt and such amounts as of September 30, 2018 and December 31, 2017 totaled approximately $0.2 million and $0.3 million, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Redeemable Common Stock and Distribution Reinvestment Plan

We previously adopted a share redemption program that enabled stockholders to sell their shares to us in limited circumstances. However, this program has been suspended, as discussed in Note 8 below.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable by the holder pursuant to the share redemption program. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares are contingently redeemable by the holder pursuant to the share redemption program. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the six months ended June 30, 2018, we received quarterly redemption requests totaling approximately 145,000 shares and approximately $1.4 million. Such requests were fulfilled in April and July 2018. Due to the suspension of our share redemption program, no shares were redeemed for the three months ended September 30, 2018. For the year ended December 31, 2017, we received redemption requests totaling approximately 22,000 shares and approximately $211,000. Such requests were fulfilled in April, July, and October 2017 and January 2018.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

We had no assets or liabilities that required fair value measurements on a recurring basis at September 30, 2018 and December 31, 2017.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU was applied using the modified retrospective approach. We have determined that our self storage rental revenues are not subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Note 3. Potential Merger

On October 1, 2018, we, our Operating Partnership, SST II, SST II OP, and Merger Sub entered into the Merger Agreement in connection with the Mergers, whereby, subject to the go-shop provision described in further detail below, upon closing of the Mergers, each holder of our common stock will be entitled to receive $12.00 per share in cash and each holder of units of partnership interest in our Operating Partnership will be entitled to receive 1.127 units of partnership interest in SST II OP.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the REIT Merger (the “REIT Merger Effective Time”), each share of our common stock, par value $0.001 per share, outstanding immediately prior to the REIT Merger Effective Time (other than shares owned by us and our subsidiaries or SST II and its subsidiaries) will be automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes (the “Merger Consideration”). Immediately prior to the REIT Merger Effective Time, all shares of our common stock that are subject to vesting and other restrictions will become fully vested and non-forfeitable and, at the REIT Merger Effective Time, will be converted into the right to receive the Merger Consideration. At the effective time of the Partnership Merger, each outstanding unit of partnership interest in our Operating Partnership will be converted automatically into 1.127 units of partnership interest in SST II OP.

The Merger Agreement contains customary representations, warranties and covenants. The closing of the REIT Merger is subject to the approval of the REIT Merger by the affirmative vote of the holders of shares entitled to cast a majority of all the votes entitled to be cast on the matter as of the record date for the special meeting of our stockholders. The closing of the Mergers is also subject to various customary conditions. The closing of the REIT Merger is neither subject to a financing condition nor to the approval of SST II’s stockholders.

The Merger Agreement prohibits us and our subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on November 15, 2018 (the “Go Shop Period End Time”), we (through the special committee of our board of directors and its representatives) may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. For up to five business days after the Go Shop Period End Time, we may continue to participate in such discussions with a Go Shop Bidder (as defined in the Merger Agreement) and may, subject to certain conditions set forth in the Merger Agreement regarding the proposal made by such Go Shop Bidder, terminate the Merger Agreement and enter into an agreement with a Go Shop Bidder with respect to the proposal made by such Go Shop Bidder. The Merger Agreement also provides that, at any time beginning on the sixth business day after the Go Shop Period End Time and prior to receipt of the approval of our stockholders, our Board may, in certain circumstances, make an Adverse Recommendation Change (as such term is defined in the Merger Agreement) and terminate the Merger Agreement, subject to complying with certain conditions set forth in the Merger Agreement.

In connection with the termination of the Merger Agreement and our entry into an alternative transaction with respect to a superior proposal, as well as under other specified circumstances, we will be required to pay to SST II a termination fee of $2.9 million in the event of termination on or prior to the fifth business day following the Go Shop Period End Time, or

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

$9.6 million in the event of termination thereafter. In addition, the Merger Agreement provides for customary expense reimbursement under specified circumstances set forth in the Merger Agreement. The Merger Agreement also provides that SST II will be required to pay us a reverse termination fee of $9.6 million under specified circumstances set forth in the Merger Agreement related to the failure by SST II to consummate the Closing.

We expect our stockholders meeting to occur in the first quarter of 2019 and, if the REIT Merger is approved by the stockholders, we expect the Mergers to close shortly thereafter.  However, there is no guarantee that the Mergers will be consummated.

If the Mergers are consummated, our Advisor will also be entitled to receive, pursuant to arrangements separate and distinct from the Merger Agreement, a disposition fee and a subordinated distribution in connection with the Advisor’s special limited partnership interest in our Operating Partnership. See Note 7, Related Party Transactions.

Note 4. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2018:

Real estate facilities
Balance at December 31, 2017	$176,360,865
Facility acquisitions	51,500,667
Construction in process placed in service(1)	11,301,512
Impact of foreign exchange rate changes	(112,584)
Improvements and additions	512,011
Balance at September 30, 2018	$239,562,471
Accumulated depreciation
Balance at December 31, 2017	$(7,052,779)
Depreciation expense	(4,594,771)
Balance at September 30, 2018	$(11,647,550)

(1)

Construction on the first phase of our Asheville I facility was completed and the facility opened on March 22, 2018. Construction on the Stoney Creek facility was completed and the facility opened on May 31, 2018.

The following table summarizes the purchase price allocations and occupancy information for our acquisitions during the nine months ended September 30, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2018 Revenue(2)	2018 Property Operating Income (Loss)(2)(3)	Initial Occupancy	Occupancy at September 30, 2018
Pembroke Pines – FL	02/01/18	$16,005,449	$—	$16,005,449	$—	$133,308	$(93,944)	0%	40%
Riverview – FL	02/21/18	7,946,391	—	7,946,391	—	120,886	(109,855)	0%	52%
Eastlake – CA	03/09/18	17,342,483	—	17,342,483	—	146,842	(134,333)	0%	34%
McKinney – TX	05/01/18	10,206,344	395,000	10,601,344	—	367,979	199,622	78%	89%
Total (4)		$51,500,667	$395,000	$51,895,667	$—	$769,015	$(138,510)

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent cash paid for the property and capitalized acquisition costs.
(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition date.
(3)	Property operating loss excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.9 million for the nine months ended September 30, 2018, which were capitalized into the cost basis of the properties.

Note 5. Pro Forma Consolidated Financial Information

The table set forth below summarizes, on a pro forma basis, the results of operations of the Company for the nine months ended September 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2017 and 2016, respectively. As none of the Company’s acquisitions that were completed during the nine months ended September 30, 2018 met the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2018	September 30, 2017
Pro forma revenue	$14,369,493	$11,816,396
Pro forma operating expenses	$(15,788,997)	$(12,899,938)
Pro forma net loss attributable to common stockholders	$(2,096,047)	$(1,245,904)

The pro forma consolidated financial information for the nine months ended September 30, 2018 and 2017 were adjusted to exclude none and approximately $1.8 million, respectively, for acquisition related expenses.

Note 6. Secured Debt

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

On December 20, 2017, we entered into a new credit agreement (the “Amended Credit Agreement”) with KeyBank and obtained a new senior secured revolving loan (the “Amended KeyBank Facility”) which has a term of one year, maturing on December 20, 2018. See Note 12, Subsequent Events, for additional information regarding the extension of the facility to February 18, 2019. The maximum potential amount we may borrow under the Amended KeyBank Facility is now $28 million.

Payments due pursuant to the Amended KeyBank Facility are interest-only for the one year term. The Amended KeyBank Facility bears interest at the Borrower’s option of either (i) LIBOR plus 225 basis points, or (ii) Base Rate plus 125 basis points. Base Rate is the greater of (i) Agent Prime or (ii) the Fed Funds rate plus 0.50%. Additionally, an unused line fee of 25 or 20 basis points is assessed on the average daily unused amount of the maximum potential amount we may borrow if the unused maximum potential amount is greater than or equal to 50% or less than 50%, respectively. As of September 30, 2018, the applicable interest rate was approximately 4.35% which was based on LIBOR plus 225 basis points.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

The Amended KeyBank Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 45% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Pool Debt Yield Ratio of no less than 12%; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 40%; (2) a Tangible Net Worth not less than (a) the Tangible Net Worth at closing, plus (b) 85% of Net Equity Proceeds; (3) a Fixed Charge Ratio of no less than 1.5 to 1.0; (4) a Minimum Liquidity amount of at least $3 million; (5) any time when either (i) the Total Leverage Ratio is in excess of 25%, or (ii) the Fixed Charge Ratio is less than 3.5 to 1.0, a ratio of (a) the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a Hedging Agreement to (b) the sum of the Indebtedness, not in excess of 30%; and (6) a Loan to Value Ratio of not greater than forty-five percent (45%). As of September 30, 2018, we were in compliance with all these aforementioned covenants.

As of September 30, 2018, $9.0 million was outstanding on the Amended KeyBank Facility.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The Torbarrie Loan

In connection with the redevelopment of one of our properties in Toronto, Canada (the “Torbarrie Property”), on November 3, 2016, we, through a subsidiary of our Operating Partnership which acquired and owns the Torbarrie Property, entered into a construction loan agreement (the “Torbarrie Loan”) with First National Financial LP (“First National”) which, as amended, allows for borrowings up to approximately $10.3 million CAD. The Torbarrie Loan has a maturity date of September 1, 2021. Payments due under the Torbarrie Loan are initially interest-only and due in arrears on the first day of each month. The Torbarrie Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the loan agreement for the Torbarrie Loan), at which time principal will be due and payable based on a 25 year amortization period. The Torbarrie Loan bears interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the loan agreement for the Torbarrie Loan), which was approximately 3.7% as of September 30, 2018 (in no event will the interest rate fall below 4.65% per annum). The Torbarrie Loan is secured by a first lien deed of trust on the Torbarrie Property and all improvements thereto, and is cross-collateralized to the Stoney Creek Property. The Torbarrie Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Torbarrie Loan and the loan agreement for the Torbarrie Loan contains a number of other customary terms and covenants.

As of September 30, 2018, no amounts were drawn on the Torbarrie Loan.

The Stoney Creek Loan

On May 3, 2017, a subsidiary of our Operating Partnership which owns our property in the Stoney Creek area of Toronto, Canada (the “Stoney Creek Property”) entered into a construction loan agreement (the “Stoney Creek Loan”) with First National which, as amended, allows for borrowings up to approximately $7.8 million CAD. The Stoney Creek Loan has a maturity date of October 1, 2021. Payments due under the Stoney Creek Loan are initially interest-only and due in arrears on the first day of each month. The Stoney Creek Loan will require principal amortization upon achieving a debt service coverage ratio of 1.10 (as defined in the Stoney Creek loan agreement), at which time principal will be due and payable based on a 25 year amortization period. The Stoney Creek Loan will bear interest at a variable interest rate of 1.95% in excess of the variable Royal Bank of Canada Prime Rate (as defined in the Stoney Creek loan agreement), which was approximately 3.7% as of September 30, 2018 (in no event will the interest rate fall below 4.65% per annum). The Stoney Creek Loan is secured by a first lien deed of trust on the Stoney Creek Property and is cross-collateralized to the Torbarrie Property. The Stoney Creek Loan may be prepaid at any time, without penalty, in whole but not in part. We are the guarantor under the Stoney Creek Loan and the loan agreement for the Stoney Creek Loan contains a number of other customary terms and covenants.

As of September 30, 2018, the equivalent of approximately $4.1 million USD was drawn on the Stoney Creek Loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2018:

2018	$—
2019	9,000,000	(1)
2020	—
2021	4,092,474
2022	—
2023 and thereafter	—
Total payments	13,092,474
Non-revolving debt issuance costs, net	(219,046)
Total	$12,873,428
(1)	Such amount is outstanding under the Amended KeyBank Facility. Subsequent to September 30, 2018 the maturity was extended to February 18, 2019.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our Board. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we were required under our Advisory Agreement to reimburse our Advisor for organization and offering costs.

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

Under our Advisory Agreement, our Advisor receives disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. As provided under the Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. We also may pay our Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee is paid in connection with properties that we anticipate developing or expanding within 12 months of the acquisition of such properties. A development fee paid to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. Our Advisor is also entitled to various subordinated distributions under the Operating Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement (other than a voluntary termination), (3) liquidate our portfolio, or (4) merge with another entity or enter into an Extraordinary Transaction, as defined in the Operating Partnership Agreement.

Upon consummation of the Mergers described in Note 3, our Advisor will be entitled to receive a disposition fee pursuant to our Advisory Agreement of approximately $3.7 million.  In addition, pursuant to the special limited partner

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

interest held by our Advisor in our Operating Partnership, our Advisor will receive a subordinated distribution of approximately $4.0 million.  Such subordinated distribution is payable in cash or units of limited partnership interests in our Operating Partnership.  We expect our Advisor to elect to receive units of limited partnership interests in our Operating Partnership, which, pursuant to the terms of the Merger Agreement, would entitle our Advisor to receive 1.127 units of limited partnership interests in SST II Operating Partnership for each unit of limited partnership interest in our Operating Partnership upon the closing of the Mergers.

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

For the nine months ended September 30, 2018 and 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our DRP Offering), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our DRP Offering offering) terminates; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering.

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

September 30, 2018

(Unaudited)

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

September 30, 2018

(Unaudited)

In connection with the change in our property management operations, each of our stores in the United States were rebranded under the “SmartStop® Self Storage” brand.

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Effective in June 2018, our Transfer Agent processes transactions in our shares, as well as provides customer service to our stockholders. These services include, among other things, processing payment of any sales commission and dealer manager fees associated with a particular purchase, as well as processing the distributions and any servicing fees with respect to our shares. Additionally, our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

It is the duty of our Board to evaluate the performance of our Transfer Agent. In connection with the engagement of our Transfer Agent, we paid a one-time initial setup fee of $50,000. In addition, the other fees to be paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our transfer agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the nine months ended September 30, 2018, as well as any related amounts payable as of December 31, 2017 and September 30, 2018:

	Year Ended December 31, 2017			Nine Months Ended September 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$770,835	$723,044	$57,706	$1,004,092	$930,557	$131,241
Transfer Agent expenses	—	—	—	140,033	136,246	3,787
Asset management fees	736,757	728,382	15,625	881,081	896,706	—
Property management fees(1)	1,018,875	1,018,875	—	957,553	953,528	4,025
Acquisition costs	2,023,134	1,993,908	35,650	172,800	208,450	—
Capitalized
Debt issuance costs	3,983	3,983	—	61,722	61,722	—
Acquisition costs	150,000	150,000	—	944,681	935,672	9,009
Additional Paid-in Capital
Selling commissions	9,205,704	9,205,704	—	—	—	—
Dealer Manager fees	3,057,148	3,156,174	—	—	—	—
Stockholder servicing fees(2)	3,063,039	606,852	3,297,107	—	573,630	2,723,477
Offering costs	166,190	166,190	—	—	—	—
Total	$20,195,665	$17,753,112	$3,406,088	$4,161,962	$4,696,511	$2,871,539
(1)

During the year ended December 31, 2017, and nine months ended September 30, 2018, property management fees included approximately $926,000 and none, respectively, of fees paid to the sub-property manager of our properties.

(2)

The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Extra Space Self Storage

In connection with the merger of SmartStop Self Storage, Inc. into Extra Space, certain of our or our Advisor’s executive officers, including H. Michael Schwartz, Paula Mathews, Michael McClure and James Berg, received units of limited partnership interest in Extra Space Storage LP, the operating partnership for Extra Space, in exchange for units of limited partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop, owned by such executives.

Tenant Insurance

We offer a tenant insurance plan to customers at our properties. In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March of 2018, Strategic Storage TI Services GT JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI GT, LLC (“SS TI GT”).  Under the terms of the TI Joint Venture agreement, the TRS receives 50% of the net economics generated from such tenant insurance and SS TI GT will receive the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control (as defined, the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the three and nine months ended September 30, 2018, we recorded revenues of approximately $119,000 and approximately $310,000, respectively, which was included in ancillary operating revenue in our consolidated statement of operations.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three and nine months ended September 30, 2018, we paid approximately $2,300 and approximately $7,000 in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

Prior to the suspension of our DRP Offering on August 10, 2018, as described below, our amended and restated DRP Offering allowed both our Class A stockholders and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A Shares and Class T Shares, respectively. The purchase price per share pursuant to our DRP Offering is equivalent to the estimated value per share approved by our Board and in effect on the date of purchase of shares under the plan. In conjunction with the Board’s declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our DRP Offering were sold at the new estimated value per share of $11.58 per Class A Share and Class T Share. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our DRP Offering. We may amend or terminate the amended and restated DRP Offering for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated DRP Offering. As of September 30, 2018, we had sold approximately 0.5 million Class A Shares and approximately 0.2 million Class T Shares in our DRP Offering.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Share Redemption Program

Prior to the suspension of our share redemption program, as described below, our share redemption program enabled stockholders to sell their shares to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption.

Our Board may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The Board may resume accepting redemptions under the same redemption program at any time. The complete terms of our share redemption program are described in our prospectus.

The amount that we may pay to redeem stock for redemptions is the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 3	90.0% of Redemption Amount
3 or more but less than 4	95.0% of Redemption Amount
4 or more	100.0% of Redemption Amount

Excluding any period while the program is suspended, any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the per share amount the stockholder paid for their shares or the price per share in the current offering. The Redemption Amount for shares received as a stock distribution shall be equal to the lesser of the per share amount a stockholder paid for the original shares purchased or the price per share in the current offering. The length of time shares received as a stock distribution are held will be based on the date such stock distribution was declared. In addition, the redemption price per share will be adjusted for any stock combinations, splits and recapitalizations with respect to shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our Board. Our Board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our Board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our Board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

There are several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability”
(as defined under the share redemption program) or bankruptcy, we may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.
•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRP Offering, less any prior redemptions.
•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

For the year ended December 31, 2017, we received quarterly redemption requests totaling approximately 22,000 shares (approximately $211,000) which were fulfilled in April, July and October 2017 and January 2018. For the six months ended June 30, 2018, we received redemption requests totaling approximately 145,000 shares (approximately $1.4 million) which were fulfilled in April and July 2018. Due to the suspension of our share redemption program, no shares were redeemed for the three months ended September 30, 2018.

Suspension of DRP Offering and Share Redemption Program

In connection with a review of strategic alternatives by a special committee established by our Board comprised solely of our independent directors, on August 10, 2018, the Board approved the suspension of our DRP Offering and share redemption program. Under our DRP Offering, the Board may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants and under our share redemption program, the Board may amend, suspend or terminate our program with 30 days’ notice to our stockholders.

Consistent with the terms of our DRP Offering, distributions declared by the Board for the month of July 2018, which were paid on or about August 15, 2018, were not affected by this suspension. However, beginning with the distributions declared by the Board for the month of August 2018, which were paid in September 2018, and continuing until such time as the Board may approve the resumption of the DRP Offering, if ever, all distributions declared by the Board were paid to our stockholders in cash.

Prior to the suspension of our share redemption program, consistent with its terms, all redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter were processed on the last business day of the month following the end of the quarter in which the redemption requests were received. Accordingly, redemption requests received during the second quarter of 2018 were processed on July 31, 2018, and redemption requests received during the third quarter of 2018 ordinarily would have needed to be received on or prior to September 30, 2018 and would have been processed on October 31, 2018. However, the effective date of the aforementioned suspension of our share redemption program occurred prior to September 30, 2018. Accordingly, any redemption requests received during the third quarter of 2018, or any future quarter, will not be processed until such time as the Board may approve the resumption of our share redemption program, if ever.

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

Note 9. Potential Acquisitions

Gilbert, Arizona

On April 5, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Gilbert, Arizona (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10.0 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the first half of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition through the issuance of debt financing. If we fail to acquire the Riggs Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money of $1.0 million as a result.

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

STRATEGIC STORAGE GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Total revenues	$3,804,702	$4,228,847	$4,357,428	$4,787,406	$5,224,659
Total operating expenses	5,693,427	4,191,889	4,810,783	5,764,547	5,843,047
Operating income (loss)	(1,888,725)	36,958	(453,355)	(977,141)	(618,388)
Net income (loss)	(1,791,570)	55,270	(623,313)	(1,195,603)	(908,093)
Net income (loss) attributable to the common stockholders	(1,790,415)	55,455	(622,844)	(1,194,774)	(907,344)
Net loss per Class A Share-basic and diluted	(0.07)	0.00	(0.02)	(0.04)	(0.03)
Net loss per Class T Share-basic and diluted	(0.07)	0.00	(0.02)	(0.04)	(0.03)

Note 11. Declaration of Distributions

Cash Distribution Declaration

On September 26, 2018, our Board declared a daily distribution rate for the fourth quarter of 2018 of $0.0013698630 per day per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on October 1, 2018 and ending December 31, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0011 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Subsequent Events

Merger Agreement with Strategic Storage Trust II, Inc.

On October 1, 2018, we, our Operating Partnership, SST II, SST II OP, and Merger Sub, entered into the Merger Agreement in connection with the Mergers.  See Note 3, Potential Merger, for additional information.

KeyBank Extension

On October 24, 2018, we entered into an amendment to our Amended KeyBank Facility to extend the maturity date from December 20, 2018 to February 18, 2019 and to reduce the commitment from $50 million to $28 million.

Completed Acquisitions

Las Vegas, Nevada

On November 6, 2018, we closed on a self storage facility located in Las Vegas, Nevada (the “Deer Springs Property”) for a purchase price of approximately $9.2 million, plus closing costs and acquisition fees, which was funded through a drawdown on our Amended KeyBank Facility. We incurred acquisition fees of approximately $0.2 million in connection with the acquisition.

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

The close down of our Primary Offering occurred on March 31, 2017. We sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and approximately $79 million, respectively. On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $115.6 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of September 30, 2018, we had sold approximately 480,000 Class A Shares and approximately 152,000 Class T Shares for approximately $5.5 million and $1.8 million, respectively, in our DRP Offering. On August 10, 2018, our board of directors (the “Board”) approved the suspension of our DRP Offering and share redemption program.

On October 1, 2018, we, our Operating Partnership, SST II, SST II OP, and Merger Sub entered into the Merger Agreement, whereby, subject to the go-shop provision described in further detail below, upon closing of the Mergers, each holder of our common stock will be entitled to receive $12.00 per share in cash and each holder of units of partnership interest in our Operating Partnership will be entitled to receive 1.127 units of partnership interest in SST II OP.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the REIT Merger (the “REIT Merger Effective Time”), each share of our common stock, par value $0.001 per share, outstanding immediately prior to the REIT Merger Effective Time (other than shares owned by us and our subsidiaries or SST II and its subsidiaries) will be automatically converted into the right to receive the Merger Consideration. Immediately prior to the REIT Merger Effective Time, all shares of our common stock that are subject to vesting and other restrictions will become fully vested and non-forfeitable and, at the REIT Merger Effective Time, will be converted into the right to receive the Merger Consideration. At the effective time of the Partnership Merger, each outstanding unit of partnership interest in our Operating Partnership will be converted automatically into 1.127 units of partnership interest in SST II OP.

The Merger Agreement contains customary representations, warranties and covenants. The closing of the REIT Merger is subject to the approval of the REIT Merger by the affirmative vote of the holders of not less than a majority of all outstanding shares of our common stock as of the record date for the special meeting of our stockholders. The closing of the Mergers is also subject to various customary conditions. The closing of the REIT Merger is neither subject to a financing condition nor to the approval of SST II’s stockholders.

The Merger Agreement prohibits us and our subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on November 15, 2018 (the “Go Shop Period End Time”), we (through the special committee of our Board and its representatives) may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. For up to five business days after the Go Shop Period End Time, we may continue to participate in such discussions with a Go Shop Bidder (as defined in the Merger Agreement) and may, subject to certain conditions set forth in the Merger Agreement regarding the proposal made by such Go Shop Bidder, terminate the Merger Agreement and enter into an agreement with a Go Shop Bidder with respect to the proposal made by such Go Shop Bidder. The Merger Agreement also provides that, at any time beginning on the sixth business day after the Go Shop Period End Time and prior to receipt of the approval of our stockholders, our Board may, in certain circumstances, make an Adverse Recommendation Change (as such term is defined in the Merger Agreement) and terminate the Merger Agreement, subject to complying with certain conditions set forth in the Merger Agreement.

In connection with the termination of the Merger Agreement and our entry into an alternative transaction with respect to a superior proposal, as well as under other specified circumstances, we will be required to pay to SST II a termination fee of $2.9 million in the event of termination on or prior to the fifth business day following the Go Shop Period End Time, or $9.6 million in the event of termination thereafter. In addition, the Merger Agreement provides for customary expense reimbursement under specified circumstances set forth in the Merger Agreement. The Merger Agreement also provides that SST II will be required to pay us a reverse termination fee of $9.6 million under specified circumstances set forth in the Merger Agreement related to the failure by SST II to consummate the Closing.

If the Mergers are consummated, our Advisor will also be entitled to receive, pursuant to arrangements separate and distinct from the Merger Agreement, a disposition fee and a subordinated distribution in connection with the Advisor’s special limited partnership interest in our Operating Partnership. See Note 7, Related Party Transactions.

We expect our stockholders meeting to occur in the first quarter of 2019 and, if the REIT Merger is approved by the stockholders, we expect the Mergers to close shortly thereafter.  However, there is no guarantee that the Mergers will be consummated.

As of September 30, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)		Sq. Ft. (net)(2)		% of Total Rentable Sq. Ft.		Physical Occupancy %(3)		Rental Income(5)
Arizona	1	840		94,000		4.7%		87.0%		4.9%
California	5	3,690		354,600		17.6%		89.5%	(3)	18.8%
Colorado	2	1,120		121,300		6.0%		85.8%		6.3%
Florida	4	2,820		274,400		13.7%		93.1%	(3)	10.2%
Illinois	3	1,890		198,300		9.9%		89.7%	(3)	8.1%
Massachusetts	1	840		93,000		4.6%		91.0%		13.5%
Nevada	2	2,250		260,100		12.9%		91.2%		11.7%
North Carolina	3	1,510	(6)	197,200	(6)	8.5%	(6)	80.9%	(3)(6)	5.3%
South Carolina	1	500		48,000		2.4%		N/A	(3)	1.6%
Texas	4	2,130		314,200		15.6%		88.2%		18.7%
Toronto, Canada(4)	2	1,680		166,600		4.1%	(4)	N/A	(3)(4)	0.9%	(4)
Total	28	19,270		2,121,700		100%		88.6%		100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2018. The Elk Grove, Garden Grove, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, Asheville I and Stoney Creek properties were excluded from the total physical occupancy statistics above. The aforementioned properties occupancy as of their acquisition date and as of September 30, 2018 are as follows:

Property	Acquisition Date / Opening Date	Initial Occupancy	Occupancy at September 30, 2018
Elk Grove – IL	01/13/17	32%	69%
Garden Grove – CA	03/16/17	9%	81%
Sarasota – FL	05/23/17	0%	77%
Mount Pleasant – SC	07/17/17	17%	61%
Pembroke Pines – FL	02/01/18	0%	40%
Riverview – FL	02/21/18	0%	52%
Eastlake – CA	03/09/18	0%	34%
Asheville I – NC	03/22/18	0%	35%
Stoney Creek – ONT, CAN	05/31/18	0%	26%

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

(5)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of September 2018.
(6)

Construction on the first phase of our Asheville I facility (approximately 360 units and 45,000 square feet) was completed and the facility opened on March 22, 2018. Asheville I was excluded from the total physical occupancy statistics above. The second phase of the facility (approximately 290 units and 27,000 square feet) is expected to be completed in the second quarter of 2019.

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

Our allocations of purchase prices are based on certain significant estimates and assumptions, variations in such estimates and assumptions could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements.

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

Results of Operations

Overview

We have invested and intend to continue to invest in primarily opportunistic self storage facilities, which may include facilities to be developed, currently under development or in lease-up and self storage facilities in need of expansion, redevelopment or repositioning.

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

As of September 30, 2018 and 2017, we owned 28 and 24 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2018 and 2017 as listed below.

•

The three months ended September 30, 2018 includes full three-month results for 27 operating self storage facilities. The three months ended September 30, 2017 includes full three-month results for 19 operating self storage facilities and partial period results for two operating properties acquired during the three months ended September 30, 2017.

•

The nine months ended September 30, 2018 includes full nine-month results for 21 operating self storage facilities and partial period results for four operating properties acquired and two properties placed into service, during the nine months ended September 30, 2018. The nine months ended September 30, 2017 includes full nine-month results for 14 operating self storage facilities and partial period results for seven operating properties acquired during the nine months ended September 30, 2017.

•

During the three months ended September 30, 2018, we did not acquire any properties or complete development on any properties. During the nine months ended September 30, 2018, we acquired three lease-up properties and completed development on two properties. We believe that in the future these properties will provide additional operating income and cash flows as they stabilize. However, given the lease-up nature of such properties, they will initially have a negative impact on our results of operations until occupancy and rates stabilize.

Therefore, we believe there is little basis for comparison between the three and nine months ended September 30, 2018 and 2017. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues for the three months ended September 30, 2018 were approximately $5.2 million, as compared to total revenues for the three months ended September 30, 2017 of approximately $3.8 million, an increase of approximately $1.4 million. The increase in total revenues arose primarily from the inclusion of a full three months of results for two self storage properties acquired during the third quarter of 2017, a full three months of results from the six operating self storage properties we acquired or completed development during the first half of 2018 and increased same-store revenues (approximately $0.2 million or 6%). Contributing to the increases in revenue noted above was approximately $0.1 million of tenant insurance related revenue, of which we had none in the three months ended September 30, 2017. We expect total revenue to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2018 were approximately $2.3 million, as compared to property operating expenses for the three months ended September 30, 2017 of approximately $1.9 million, an increase of approximately $0.4 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full three months of results for two self storage properties acquired during the third quarter of 2017, and a full three months of results from the six operating self storage properties we acquired or completed development during the first half of 2018. We expect property operating expenses to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2018 and 2017 were approximately $0.6 million. Property operating expenses – affiliates includes property management fees and asset management fees. The three months ended September 30, 2017 included approximately $0.2 million in costs incurred in connection with the property management changes. Please see Note 7 – Related Party Transactions – Property Management Agreement. Excluding the costs incurred during the three months ended September 30, 2017 related to the property management changes, the increase in property operating expenses – affiliates between the periods is primarily attributable to the inclusion of a full three months of results for two self storage properties acquired during the third quarter of 2017, and a full three months of results from the six operating self storage properties we acquired or completed development during the first half of 2018. We expect property operating expenses – affiliates to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were approximately $0.9 million, as compared to general and administrative expenses for the three months ended September 30, 2017 of approximately $0.4 million, an increase of approximately $0.5 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and Board related costs. The increase in general and administrative expenses is primarily attributable to increases in legal expenses, Board related costs and professional expenses related to our evaluation of strategic alternatives and entry into the Merger Agreement. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2018 were approximately $2.0 million, as compared to approximately $1.3 million for the three months ended September 30, 2017. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods as we have a full period of results from our 2018 acquisitions and development properties and commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2018 were approximately $30,000, as compared to approximately $0.9 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet our capitalization criteria. For the three months ended September 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. Acquisition expenses – affiliates decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2018 were approximately $2,000, as compared to approximately $0.5 million for the three months ended September 30, 2017. These acquisition expenses include property acquisition expenses incurred by third parties. For the three months ended September 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended September 30, 2018 was approximately $120,000, as compared to approximately $25,000 for the three months ended September 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt levels net of capitalized interest on development properties.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2018 were approximately $170,000, as compared to approximately $46,000 for the three months ended September 30, 2017. We expect interest expense – debt issuance costs to fluctuate with future financing activities.

Other

Other income (expense) for the three months ended September 30, 2018 was approximately $1,000 of income, as compared to approximately $168,000 of income for the three months ended September 30, 2017. The decrease is primarily related to interest income earned during the three months ended September 30, 2017 on additional cash balances related to the closedown of our Offering.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2017, excluding four lease-up and three development properties we owned as of July 1, 2017) for the three months ended September 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue(1)	$3,147,669	$2,981,247	5.6%	$2,076,990	$823,455	N/M	$5,224,659	$3,804,702	37.3%
Property operating expenses(2)	1,287,969	1,281,778	0.5%	1,355,518	813,839	N/M	2,643,487	2,095,617	26.1%
Property operating income	$1,859,700	$1,699,469	9.4%	$721,472	$9,616	N/M	$2,581,172	$1,709,085	51.0%
Number of facilities	15	15		13	9		28	24
Rentable square feet(3)	1,105,100	1,105,100		1,016,600	698,600		2,121,700	1,803,700
Average physical occupancy(4)	88.3%	93.6%		N/M	N/M		76.3%	84.7%
Annualized revenue per occupied square foot(5)	$13.91	$12.37		N/M	N/M		$14.30	$13.63

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 as of September 30, 2018 and 2017, respectively. On a same-store basis, for the same periods, parking represented approximately 106,000 square feet.

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

Our increase in same-store revenue of approximately $0.2 million was the result of increased revenue per occupied square foot of approximately 12%, net of decreased average physical occupancy of approximately 5%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Contributing to the increase in revenue was approximately $0.1 million of tenant insurance related revenue, of which we had none in the three months ended September 30, 2017.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations for the periods indicated to property operating income:

	For the Three Months Ended September 30,
	2018	2017
Net loss	$(908,093)	$(1,791,570)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	—	167,532
Asset management fees (2)	310,859	204,857
General and administrative	868,907	417,384
Depreciation	1,708,502	1,182,706
Intangible amortization expense	275,398	157,213
Acquisition expenses - affiliates	33,446	925,570
Other property acquisition expenses	2,448	542,548
Interest expense	120,105	24,992
Interest expense - debt issuance costs	170,144	46,137
Other	(544)	(168,284)
Property operating income	$2,581,172	$1,709,085

(1)	Costs incurred in connection with the property management changes are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues for the nine months ended September 30, 2018 were approximately $14.4 million, as compared to total revenues for the nine months ended September 30, 2017 of approximately $9.6 million, an increase of approximately $4.8 million. The increase in total revenues arose primarily from the inclusion of a full nine months of results for seven self storage properties acquired during 2017, the inclusion of the results from the six operating self storage properties we acquired or completed development during the nine months ended September 30, 2018 and increased same-store revenues (approximately $0.6 million or 8%). Contributing to the increases in revenue noted above was approximately $0.3 million of tenant insurance related revenue, of which we had none in the nine months ended September 30, 2017. We expect total revenue to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2018 were approximately $6.3 million, as compared to property operating expenses for the nine months ended September 30, 2017 of approximately $4.4 million, an increase of approximately $1.9 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the inclusion of a full nine months of results for seven self storage properties acquired during 2017 and the results from the six operating self storage properties acquired or completed development during the nine months ended September 30, 2018. We expect property operating expenses to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2018 were approximately $1.8 million, as compared to property operating expenses – affiliates for the nine months ended September 30, 2017 of approximately $1.3 million, an increase of approximately $0.5 million. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the inclusion of a full nine months of results for seven self storage properties acquired during 2017 and the results from the six operating self storage properties acquired or completed development during the nine months ended September 30, 2018. We expect property operating expenses – affiliates to increase in future periods as we have a full period of results from our 2018 acquisitions, commensurate with our future acquisition activity and in conjunction with the further stabilization of our lease-up and development properties.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were approximately $2.6 million, as compared to general and administrative expenses for the nine months ended September 30, 2017 of approximately $1.6 million, an increase of approximately $1.0 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, legal expenses and Board related costs. The increase in general and administrative expenses is primarily attributable to increases in legal expenses, Board related costs and professional expenses related to our evaluation of strategic alternatives and entry into the Merger Agreement. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2018 were approximately $5.4 million, as compared to approximately $3.3 million for the nine months ended September 30, 2017. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods as we have a full period of results from our 2018 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2018 were approximately $0.2 million, as compared to approximately $2.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet our capitalization criteria. For the nine months ended September 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. Acquisition expenses – affiliates decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2018 were approximately $0.1 million, as compared to approximately $0.9 million for the nine months ended September 30, 2017. These acquisition expenses include property acquisition expenses incurred by third parties. For the nine months ended September 30, 2018, these costs primarily relate to pursuit costs on abandoned deals and other costs that did not meet the capitalization criteria. For the nine months ended September 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was approximately $0.2 million, as compared to approximately $0.1 million for the nine months ended September 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt levels net of capitalized interest on development properties.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2018 were approximately $0.5 million, as compared to approximately $0.4 million for the nine months ended September 30, 2017. We expect interest expense – debt issuance costs to fluctuate with future financing activities.

Other

Other income (expense) for the nine months ended September 30, 2018 was approximately $15,000 of expense, as compared to approximately $280,000 of income for the nine months ended September 30, 2017. The change is primarily related to interest income earned during the nine months ended September 30, 2017 on additional cash balances related to the closedown of our Offering.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017, excluding one lease-up property and three development properties we owned as of January 1, 2017) for the nine months ended September 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue(1)	$8,432,414	$7,810,610	8.0%	$5,937,079	$1,746,904	N/M	$14,369,493	$9,557,514	50.3%
Property operating expenses(2)	3,446,154	3,354,254	2.7%	3,788,805	1,594,146	N/M	7,234,959	4,948,400	46.2%
Property operating income	$4,986,260	$4,456,356	11.9%	$2,148,274	$152,758	N/M	$7,134,534	$4,609,114	54.8%
Number of facilities	13	13		15	11		28	24
Rentable square feet(3)	979,900	979,900		1,141,800	823,800		2,121,700	1,803,700
Average physical occupancy(4)	88.7%	93.1%		N/M	N/M		73.4%	82.3%
Annualized revenue per occupied square foot(5)	$13.92	$12.25		N/M	N/M		$14.26	$13.33

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 154,000 as of September 30, 2018 and 2017, respectively. On a same-store basis, for the same periods, parking represented approximately 106,000 square feet.

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

Our increase in same-store revenue of approximately $0.6 million was the result of increased revenue per occupied square foot of approximately 14%, net of decreased average physical occupancy of approximately 4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Additionally, contributing to the increase in revenue was approximately $0.3 million of tenant insurance related revenue, of which we had none in the nine months ended September 30, 2017.

The following table presents a reconciliation of net loss on our consolidated statements of operations to property operating income as presented for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
Net Loss	$(2,727,009)	$(4,011,212)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	—	167,532
Asset management fees (2)	881,081	500,060
General and administrative	2,634,015	1,596,060
Depreciation	4,662,698	2,716,371
Intangible amortization expense	739,102	601,644
Acquisition expenses - affiliates	172,800	1,998,058
Other property acquisition expenses	93,722	882,454
Interest expense	201,034	64,147
Interest expense - debt issuance costs	463,397	372,934
Other	13,694	(278,934)
Property operating income	$7,134,534	$4,609,114

(1)	Costs incurred in connection with the property management changes are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses. Prior to January 1, 2018, when we adopted new accounting guidance, such costs were entirely expensed as operating expenses under GAAP. Subsequent to January 1, 2018, certain of such costs continue to be expensed, albeit to a much lesser extent. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenditures associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our Offering, we have used the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we have begun the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction). Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our Board. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes any acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes any acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses and realized and unrealized gains and losses on foreign exchange holdings. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss (attributable to common stockholders)	$(907,344)	$(1,790,415)	$(2,724,962)	$(4,007,581)
Add:
Depreciation	1,679,380	1,171,837	4,594,771	2,685,676
Amortization of intangible assets	275,398	157,213	739,102	601,644
Deduct:
Adjustment for noncontrolling interests	(1,470)	(1,013)	(4,020)	(3,108)
FFO (attributable to common stockholders)	1,045,964	(462,378)	2,604,891	(723,369)
Other Adjustments:
Acquisition expenses(1)	35,894	1,468,118	266,522	2,880,512
Foreign currency translation gain/loss	(387)	—	(503)	—
Adjustment for noncontrolling interests	(27)	(1,119)	(201)	(2,640)
MFFO (attributable to common stockholders)	$1,081,444	$1,004,621	$2,870,709	$2,154,503

As discussed above, among other factors, our consolidated results of operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 have been impacted by a favorable increase in same-store net operating income results of approximately $0.2 million and $0.5 million, respectively, and an increase in net operating income from our other stores of approximately $0.7 million and $2.0 million, respectively, mostly offset by increased general and administrative expenses, merger related expenses, interest expense and asset management fees associated with our more recently acquired or developed operating properties. See Note 3, Potential Merger, for additional information.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Debt issuance costs of approximately $170,000 and $46,000, respectively, were recognized for the three months ended September 30, 2018 and 2017. Debt issuance costs of approximately $463,000 and $373,000, respectively, were recognized for the nine months ended September 30, 2018 and 2017.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$2,988,004	$190,144	$2,797,860
Investing activities	(54,311,670)	(95,721,085)	41,409,415
Financing activities	1,200,444	148,251,201	(147,050,757)

Cash flows provided by operating activities for the nine months ended September 30, 2018 and 2017 were approximately $3.0 million and $0.2 million, respectively. The improvement in cash provided by operating activities was primarily the result of an improvement in our net loss (excluding depreciation and amortization) as a result of improved property operations due to increased same-store net operating income of $0.5 million and increased net operating income from our other facilities, partially offset by changes in working capital of approximately $0.6 million.

Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were approximately $54.3 million and $95.7 million, respectively, a decrease in the use of cash of approximately $41.4 million. The change in cash used in investing activities primarily relates to a decrease in cash used associated with the purchase of real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2018 and 2017 were approximately $1.2 million and $148.3 million, respectively, a change of approximately $147.1 million. The change in financing activities over the prior period was primarily the result of a decrease of approximately $159 million from the net proceeds from the issuance of common stock, an increase in distributions to common stockholders of approximately $1.6 million and an increase in redemptions of approximately $1.3 million, offset by an increase of approximately $14.9 million from net debt proceeds.

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

As of September 30, 2018, $9 million was outstanding on the Amended KeyBank Facility. On October 24, 2018, we entered into an amendment to our Amended KeyBank Facility to extend the maturity date from December 20, 2018 to February 18, 2019. If the Merger does not close prior to February 18, 2019, we will seek to further extend the Amended KeyBank Facility or find other financing to meet our short-term liquidity requirements.

Distribution Policy

On September 26, 2018, our Board declared a daily cash distribution in the amount of $0.0013698630 per share on the outstanding shares of common stock, payable to both Class A and Class T stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on October 1, 2018 and ending December 31, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0011 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

As a result of our investment focus on opportunistic self storage properties, we cannot assure our stockholders we will continue to make cash distributions. Until we are generating operating cash flow equivalent to or greater than our distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, and to fund some or all of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our Board advises each stockholder of the risks associated with direct ownership of the property; (b) our Board offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

Distributions are paid to our stockholders based on the record date selected by our Board. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so.  Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our Board may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our cash distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Distributions paid in cash—common stockholders	$3,948,280		$2,311,627
Distributions paid in cash—Operating Partnership unitholders	6,377		6,035
Distributions reinvested	3,904,447		3,368,914
Total distributions	$7,859,104		$5,686,576
Source of distributions
Cash flows provided by operations	$2,988,004	38.0%	$190,144	3.4%
Offering proceeds from Primary Offering	966,653	12.3%	2,127,518	37.4%
Offering proceeds from distribution reinvestment plan	3,904,447	49.7%	3,368,914	59.2%
Total sources	$7,859,104	100.0%	$5,686,576	100.0%

From our inception through September 30, 2018, we paid cumulative distributions of approximately $21.4 million (including approximately $3.7 million related to our preferred unitholders), as compared to cumulative negative FFO attributable to our common stockholders of approximately $3.5 million which includes acquisition related expenses of approximately $5.9 million. For the nine months ended September 30, 2018, we paid distributions of approximately $7.9 million, as compared to FFO attributable to our common stockholders of approximately $2.6 million which includes acquisition related expenses of approximately $0.3 million. For the nine months ended September 30, 2017, we paid distributions of approximately $5.7 million, as compared to negative FFO attributable to our common stockholders of approximately $0.7 million which includes acquisition related expenses of approximately $2.9 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2015 from our commencement of paying cash distributions on our common shares in November 2015, the payment of distributions was paid solely from offering proceeds. For the year ended December 31, 2016, distributions were paid 4.1% from cash flows from operations and 95.9% from offering proceeds. For the year ended December 31, 2017, distributions were paid 25.1% from cash flows from operations and 74.9% from offering proceeds. For the nine months ended September 30, 2018, distributions were paid 38.0% from cash flows from operations and 62.0% from offering proceeds.

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

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations. As a result of the suspension of the DRP Offering, our distributions will all be paid in cash until such time as the Board resumes the DRP Offering, if ever. Please see Note 8 – Commitments and Contingencies – Suspension of DRP Offering and Share Redemption Program.

Indebtedness

As of September 30, 2018, we had approximately $13.1 million of outstanding consolidated indebtedness. As of September 30, 2018, all of our total consolidated indebtedness was at variable rates. See Note 6 – Secured Debt of the Notes to the Consolidated Statements contained in this report for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions and development, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt; we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due during the years ending December 31,
	Total	2018	2019-2020		2021-2022	Thereafter
Mortgage interest(1)	$845,767	$155,766	$516,580		$173,421	$—
Mortgage principal	13,092,474	—	9,000,000	(2)	4,092,474	—
Total contractual obligations	$13,938,241	$155,766	$9,516,580		$4,265,895	$—

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates in effect as of September 30, 2018. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)	Such amount is outstanding under the Amended KeyBank Facility. Subsequent to September 30, 2018 the maturity was extended to February 18, 2019.

Off-Balance Sheet Arrangements

On November 9, 2017, one of our subsidiaries made a preferred equity investment in an entity that is developing a self storage facility. On July 12, 2018, affiliates of the entity developing the Riggs Road Property repurchased our preferred equity investment from us, returning our initial capital, plus the accrued preferred return of 12%, which was accounted for using the equity method of accounting. For more information please see Notes 7 and 9 of the Notes to the Consolidated Financial Statements contained in this report. Our tenant insurance joint venture is also accounted for using the equity method of accounting. Other than the foregoing, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of September 30, 2018, our debt consisted of approximately $13.1 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $130,000 annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2018:

	Year Ending December 31,
	2018	2019		2020	2021	2022	Thereafter	Total
Fixed rate debt	$—	$—		$—	$—	$—	$—	$—
Average interest rate	—	—		—	—	—	—	—
Variable rate debt	—	9,000,000	(2)	—	4,092,474	—	—	$13,092,474
Average interest rate (1)	4.76%	5.30%		5.65%	5.65%	—	—	—
(1)	The average interest rate was calculated based on the rate in effect on September 30, 2018.
(2)	Such amount is outstanding under the Amended KeyBank Facility. Subsequent to September 30, 2018 the maturity date was extended to February 18, 2019.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Transfer Agent is an affiliate of our Sponsor which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed on October 21, 2017 and has not had any significant operations to date. Because of its limited experience, there is no assurance that our Transfer Agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our Transfer Agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our Transfer Agent fails to perform its functions for us effectively, our operations may be adversely affected.

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

There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.

The Mergers are currently expected to close during the first quarter 2019, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or SST II may terminate the Merger Agreement if the REIT Merger has not occurred by April 1, 2019. Certain events may delay the completion of the REIT Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the REIT Merger requires the affirmative vote of holders of not less than a majority of all outstanding shares of our common stock as of the record date for the special meeting of our stockholders. Either we or SST II may terminate the Merger Agreement. We cannot assure our stockholders that the conditions to the completion of the REIT Merger will be satisfied or waived, or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the REIT Merger will be completed

Failure to complete the Mergers in a timely manner or at all could negatively impact the value of our common stock and the future value of our business and financial results.

The completion of the REIT Merger is subject to various conditions, including, among other things, the approval by our stockholders, the absence of any governmental order prohibiting the consummation of the REIT Merger, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), compliance with the covenants and agreements in the Merger Agreement in all material respects, and the absence of any material adverse effect on us. If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay up to $2.0 million in expense reimbursements and a termination fee in the amount of $2.9 million in the event of termination on or prior to the fifth business day following the Go Shop Period End Time, or $9.6 million in the event of termination thereafter.  In addition, whether or not the Mergers are completed, we are subject to several risks, including but not limited to:

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisory, filing, printing and mailing fees; and
•	diverting management attention and resources from operational matters and other strategic opportunities toward implementing the Mergers.

If the Mergers are not completed, these risks could negatively impact the estimated value of our common stock, the future value of our business and our financial results.

The announcement and pendency of the Mergers could adversely affect our business and operations.

Due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue certain strategic transactions, acquire new storage facilities, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial. Additionally, the announcement and pendency of the Mergers may negatively impact our ability to attract, recruit, retain, and motivate current and prospective employees of our sponsor who may be uncertain about their future roles and relationships with SST II following the completion of the Mergers.

We have not identified another opportunity to provide liquidity to our stockholders other than the Mergers, and our charter does not require us to pursue a liquidity transaction at any time.  If we do not complete the Mergers, our stockholders’ ability to sell or otherwise dispose of their shares will continue to be limited.

If the Mergers are not completed, our stockholders will not receive the right to receive in cash an amount equal to $12.00 per share and holders of units of partnership interests in our Operating Partnership will not receive the right to receive 1.127 units of partnership interests in SST II OP per unit of partnership interests in our Operating Partnership.  In addition, if the Mergers are not completed, we may continue as an operating company, or our board of directors may pursue other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the Mergers; however, our charter does not require us to affect a liquidity event by a specified date. In addition, there currently is no public market for shares of our common stock and there is no assurance that a public market may develop. Our charter also prohibits the ownership of more than 9.8% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit our stockholders’ ability to sell or otherwise dispose of their shares of our common stock. Furthermore, our board of directors suspended our share redemption program effective as of September 12, 2018, and we do not anticipate that our board of directors will resume our share redemption program while the Mergers are pending. As a result, if we do not complete the Mergers, our stockholders may have to hold their shares for an indefinite period of time or, if a stockholder is able to sell its shares, it likely would have to sell them at a substantial discount to the price paid for the shares. If our share redemption program was resumed, the plan contains numerous restrictions that limit our stockholders’ ability to sell their shares of our common stock, including those relating to the number of shares that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

Except for a 45-day go-shop period that expires on November 15, 2018, the Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly facilitate, encourage or assist any acquisition proposal.  With respect to any written, bona fide acquisition proposal that we receive, SST II generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our Board may change, withdraw, or modify its recommendation to our stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, we may be required to pay a termination fee of $2.9 million in connection with the go-shop process or $9.6 million other than in connection with the go-shop process.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Mergers, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On January 20, 2015, our Initial Offering (SEC File No. 333-193480) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our DRP Offering, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). The close down of our Primary Offering occurred on March 31, 2017. Pursuant to the Primary Offering we sold approximately 17.9 million Class A Shares and approximately 7.5 million Class T Shares in our Public Offering for gross proceeds of approximately $193 million and $79 million, respectively. From this amount, we incurred approximately $24.6 million in selling commissions and dealer manager fees (of which approximately $19.8 million was re-allowed to third party broker-dealers), and approximately $2.8 million in organization and offering costs.

On May 5, 2017, we filed with the SEC a Registration Statement on Form S-3, which incorporated our DRP Offering and registered up to an additional $115.6 million in shares under our DRP Offering.  As of September 30, 2018, we had sold approximately 480,000 Class A Shares and approximately 152,000 Class T Shares in our DRP Offering for gross proceeds of approximately $5.5 million and $1.8 million, respectively. Effective in September of 2018, we suspended our DRP Offering.

With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $208.8 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Prior to its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended September 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2018	87,769	$9.68	87,769	(1)
August 31, 2018	—	—	—	(1)
September 30, 2018	—	—	—	(1)

(1)	A description of the maximum dollar amount of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P., SST II Growth Acquisition, LLC, Strategic Storage Growth Trust, Inc., and SS Growth Operating Partnership, L.P., incorporated by reference to Exhibit 2.1  to the Company’s Form 8-K, filed on October 2, 2018, Commission File No. 000-55616

3.1

Second Articles of Amendment and Restatement of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 15, 2015, Commission File No. 333-193480

3.2

Articles of Amendment of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.3

Articles Supplementary of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-193480

3.4

Amended and Restated Bylaws of Strategic Storage Growth Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on January 22, 2014, Commission File No. 333-193480

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

10.1*	Amendment No.3 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership L.P.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Growth Trust, Inc. financial information for the Nine Months Ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE GROWTH TRUST, INC.
(Registrant)

Dated: November 13, 2018	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)